Form 10-K
period 2006-12-31
UBS Managed Futures LLC (Aspect Series)
filed 2007-03-29
CIK 1373179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------
                                  FORM 10-K
                                  ---------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2006

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to

                       Commission file number: 000-52192
                                  ---------

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)
            (Exact name of registrant as specified in its charter)

                                  ---------

               Delaware                               03-0607985
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification Number)

                      c/o UBS MANAGED FUND SERVICES INC.
                            One North Wacker Drive
                                  31st Floor
                            Chicago, Illinois 60606
                   (Address of Principal Executive Offices)

                                (877) 272-2613
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                          Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  Yes |X| No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Securities Exchange Act of 1934).          Yes |_| No |X|


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently
completed second fiscal quarter.                               Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Financial Statements and Report of Independent Registered Public Accounting Firm for the period ended December 31, 2006 is incorporated by reference into Part II, Item 8, and Part IV hereof and included beginning on page F-1 hereof.


------------------------------------------------------------------------------

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)

                      ANNUAL REPORT FOR 2006 ON FORM 10-K

Table of Contents
-----------------

                                                                         Page
                                                                         ----
                                PART I
                                ------
Item 1.  BUSINESS                                                          1
         --------
Item 1A. RISK FACTORS                                                      7
         ------------
Item 2.  PROPERTIES                                                       18
         ----------
Item 3.  LEGAL PROCEEDINGS                                                19
         -----------------
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19
         ---------------------------------------------------

                                PART II
                                -------
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER       19
         ----------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------
Item 6.  SELECTED FINANCIAL DATA                                          20
         -----------------------
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      20
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       20
         ----------------------------------------------------------
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      20
         -------------------------------------------
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING      20
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
Item 9A. CONTROLS AND PROCEDURES                                          20
         -----------------------
Item 9B. OTHER INFORMATION                                                20
         -----------------

                                PART III
                                --------
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           20
         ------------------------------------------------------
Item 11. EXECUTIVE COMPENSATION                                           22
         ----------------------
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   23
         --------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR     23
         ------------------------------------------------------------
         INDEPENDENCE
         ------------
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           23
         --------------------------------------

                                PART IV
                                -------
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                       24
         ------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                             F-1
-----------------------------
ACKNOWLEDGMENT                                                           Ack-1
--------------
SIGNATURES                                                                S-1
----------

                                    PART I


Item 1:    Business
           --------

(a)   General Development of Business
      -------------------------------

UBS Managed Futures LLC (Aspect Series) (the "Series") is a "segregated series" of UBS Managed Futures LLC (the "Platform") that utilizes a professional trading advisor, Aspect Capital Limited (the "Trading Advisor"), to engage in the trading of commodity futures contracts, other commodity interests, options and forward contracts. The Platform was formed on July 25, 2006 as a Delaware "series limited liability company." The Platform is being sponsored by UBS Managed Fund Services Inc. (the "Sponsor") and has been formed with the objective of providing a platform on which sophisticated investors may customize their own managed futures portfolios by allocating capital among different series of limited liability company interest, each managed by a different professional trading advisor. The Series is the only series of the Platform currently being offered. Although it is intended that other series of the Platform will be offered, there can be no assurance that this will occur. Upon commencement of trading operations, substantially all of the funds received by the Series from investors are expected to be invested in UBS Managed Futures (Aspect) LLC (the "Trading Fund"). The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission to register its units of limited liability company interest (the "Units"), which registration became effective October 17, 2006. Units had not been sold and the Series had not commenced trading operations as of December 31, 2006.

For convenience, the Sponsor and entities affiliated with it are sometimes collectively referred to herein as "UBS."

(b)   Financial Information About Segments
      ------------------------------------

The Series' business constitutes only one segment for financial reporting purposes, i.e. a speculative "commodity pool." The Series does not engage in sales of goods or services. Financial information regarding the Series' business is set forth in Item 6 "Selected Financial Data" and in the Series' financial statements included beginning on page F-1 hereof.

(c)   Narrative Description of Business
      ---------------------------------

General
-------

The Trading Advisor will manage the assets of the Series pursuant to its Aspect Diversified Program (the "Program"). The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) futures contracts in bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives. It is currently anticipated that the Trading Advisor initially will trade futures contracts in agricultural, energies, metals, bonds, interest rates, equity indices and currencies. The Trading Advisor will trade these contracts on commodity exchanges and via various over-the-counter derivatives instruments. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification.

The core objectives of the Program are to:

(i) produce strong medium-term capital appreciation ("medium-term" generally referring to a three- to five-year time period);

(ii) seek and exploit profit opportunities in both rising and falling markets using a disciplined quantitative and systematic investment process;

(iii) ensure real diversification away from overall movements in traditional bond and stock markets and thereby play a valuable role in enhancing the risk/return profile of traditional investment portfolios; and

(iv) minimize risk by operating in a diverse range of markets and sectors using a consistent investment process that adheres to pre-defined and monitored risk limits (such as value at risk limitations) and determines market exposure in accordance with factors including (but not limited to) market correlation, volatility, liquidity and the cost of market access.

The investment approach that underpins the Program is proprietary. The Trading Advisor's investment philosophy has remained consistent and involves a scientific approach to investment driven by the Trading Advisor's belief that market behavior is not random but rather contains statistically measurable and predictable price movements and anomalies which, through sophisticated quantitative research and a disciplined approach, can be successfully identified and exploited for profit.

The Program employs a fully automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves (or "trends") in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales. In other words, the Program is not restricted in the volume of its trading or the time frames in which it holds futures contracts. Positions are taken according to the aggregate signal and are adjusted to control risk (the "aggregate signal" being the overall recommendation that a certain trading position be taken, as generated by the multiple automated systems employed by the Trading Advisor). For example, the Trading Advisor may adjust a position in order to comply with the Program's risk control parameters where the aggregate signal indicates taking the position but the position, if not adjusted, would exceed the Program's risk control parameters. The Program seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

Allocation Methodology

Allocations to the strategy, markets and asset classes traded by the Program are reviewed on a regular basis using a robust and stable quantitative methodology which takes into account a range of factors that may include liquidity, risk and expected returns. The Program does not have any inherent preference for, or bias towards, any market, asset class or instrument but rather aims to maximize returns within certain liquidity constraints such as speculative position limits, market disruptions, etc.

Risk Management

A fundamental principle of the Trading Advisor's investment approach is the importance of a robust risk management framework. The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the risk of the Program within pre-defined guidelines. Additionally, the Trading Advisor has developed mechanisms to control risk at both an individual market and portfolio level. In order to monitor and respond to changes in the trading conditions in a market at all times, the Trading Advisor believes a high level of transparency is required. This transparency is achieved by generally investing in liquid instruments with real time pricing, although this may not be possible in all markets or all instruments.

Research Commitment and Program Development

The Trading Advisor's commitment to developing market-leading research means that it invests heavily in its research capability and that it is continually developing the Program and searching for new markets, instruments, asset classes and strategies to incorporate in it with the aim of improving risk/return characteristics, diversification and capacity. Investors in the Series ("Members") are advised that the Trading Advisor retains the right to develop and make changes to the Program. The Program is proprietary and highly confidential to the Trading Advisor. Accordingly, the description of the Program as contained herein is general only and is not intended to be exhaustive or absolute.

Trading Over-the-Counter with Brokers

The Series accesses the Program through the Trading Fund. Derivative contracts will usually be entered into between the Trading Fund and a broker or other counterparty as principal (and not as agent). Accordingly, the Trading Fund is exposed to the risk of loss in the event that the relevant broker or counterparty fails to comply with the terms of a derivative contract due to insolvency or other reasons. The insolvency of a broker or any counterparty involved in a derivative transaction with the Trading Fund may lead to the account's derivative positions being liquidated or closed out without the Trading Fund's consent. In certain circumstances, the Trading Fund may not get back the assets it deposited as collateral and may have to accept any available payments in accordance with applicable laws.

Custody of Assets
-----------------

It is anticipated that a substantial amount of the Series' assets will be held in customer accounts at UBS Securities LLC (the "Clearing Broker"), an indirect, wholly-owned subsidiary of UBS AG and an affiliate of the Sponsor, although they may be held at other affiliates of the Clearing Broker.

Only assets held to margin Commodity Futures Trading Commission ("CFTC")-regulated futures contracts may be held in CFTC-regulated "segregated funds" accounts. "Segregated funds" accounts are insulated from liability for any claims against a broker other than those of other customers. The Sponsor estimates that in general approximately 15% to 35% of the Series' capital will be held "in segregation." The bulk of the Series' capital will not be held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series' assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

The Sponsor considers the Clearing Broker's policies regarding the safekeeping of the Series' assets to be fully consistent with industry practices. However, prospective investors must recognize that the Series' capital may be subject to the risk of its custodians' insolvency.

It is anticipated that between 65% and 85% of the Series' capital will be held in cash or cash equivalents at any given time.

Interest
--------

The Series generally will earn interest, as described below, on the cash actually held by the Series, plus unrealized gain and loss marked to market daily on open commodity futures positions (the "Cash Assets"). The Series will not earn interest income on the Series' gains or losses on its open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out. Interest is earned only on monies actually held in the Series' account.

The Series' Cash Assets may be greater than, less than or equal to the Series' net asset value (on which the redemption value of the Units is based) ("Net Asset Value") primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

The Clearing Broker will pay interest as of the end of each month at a rate equal to the prevailing Federal Funds Rate less 0.50% (i.e., if the prevailing Federal Funds Rate is 3.50% per annum the Clearing Broker would pay the Series 3.00% per annum) on the Series' average daily Cash Assets. To the extent the Clearing Broker is able to generate returns in excess of the Federal Funds Rate less 0.50% on the Series' Cash Assets, such returns will be retained by the Clearing Broker. Therefore, the Clearing Broker may retain the additional economic benefit (which may be significant) derived from possession of the Series' Cash Assets.

The Clearing Broker, in the course of acting as commodity broker for the Series, will lend certain currencies to, and holds certain non-U.S. currency balances on behalf of the Series. If, for example, the Series needed to make a margin deposit in Swiss Francs, the Clearing Broker would lend the Series the Swiss Francs, charging a local short-term rate plus a spread of up to 1.0% per annum (at current rates). Should the Series hold Swiss Franc balances in its account, the Clearing Broker will credit the Series with interest at the same local short-term rate less a spread of up to 2.0% per annum (at current rates).

The Clearing Broker will follow its standard procedures for crediting and charging interest to the Series. The Clearing Broker is able to generate significant economic benefit from doing so, especially as the Clearing Broker is able to meet the margin requirements imposed on its customers as a group, whereas each customer must margin its account on a stand-alone basis. Consequently, the Clearing Broker may record a loan of Swiss Francs (in the above example) to the Series' account which the Clearing Broker charges interest even though the Clearing Broker itself does not have to deposit any Swiss Francs at the applicable clearinghouse.

Description of Current Charges
------------------------------

-----------------------------------------------------------------------------
                Nature of
Recipient       Payment          Amount of Payment

-----------------------------------------------------------------------------
The Sponsor     Sponsor's Fee    The Sponsor will receive a flat-rate
                (asset-based)    monthly sponsor fee of 0.02083 of 1% (a 0.25%
                                 annual rate) of the Series' month-end Net
                                 Asset Value (the "Sponsor's Fee").

                                 The Sponsor may waive or reduce the Sponsor's Fee for certain Members without entitling any other Member to any such waiver or reduction. If the Sponsor waives or reduces the Sponsor's Fee for certain Members, it will do so by issuing such Members additional Units or by rebating a portion of the Sponsor's Fee to such Members.

-----------------------------------------------------------------------------
DPM Mellon, LLC Administrative   For its performance of administrative
                Fee              services, DPM Mellon, LLC (the
                                 "Administrator") will receive a monthly
                                 administrative fee as to be determined by the Sponsor and the Administrator up to 0.0167 of 1% of the Series' month-end Net Asset Value
                                 (a 0.20% annual rate), subject to a monthly minimum of $10,000 (the "Administrative
                                 Fee").

-----------------------------------------------------------------------------
The Clearing    Brokerage        The principal operating costs of the
Broker and UBS  Commissions      Series are the per side brokerage commissions
AG                               paid to the Clearing Broker (a portion of
                                 which is paid to the Series' executing
                                 brokers, which may or may not include the Clearing Broker, as commissions for their execution services) and the currency forward contract ("F/X") dealer spreads paid to UBS
                                 AG and others.

                                 The Series' brokerage commissions will be paid on the completion or liquidation of one-half of a trade and are referred to as "per side" commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. If 100 contracts are included in a single trade, 200 per side commissions are charged; 100 when the position is acquired and 100 when it is liquidated. The brokerage commission rates charged in respect of different trading advisors of the Platform will vary based on the frequency of their trading. Faster turnover trading advisors may be charged a lower per side rate in an attempt to maintain the overall brokerage costs of the different series of the Platform at generally comparable levels. However, the commission expenses of the different series of the Platform, both in the aggregate and on a "per side" basis, will vary, perhaps materially.

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                Nature of
Recipient       Payment          Amount of Payment

-----------------------------------------------------------------------------
                                 The "per side" commissions for U.S. markets paid by the Series will be approximately $4 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded). In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads -- see below) will not exceed 3.5%, and should range between approximately 1% and 3% per annum of the Series' average month-end assets. "Average month-end assets" shall mean the average month-end Net Asset Value for the then-current fiscal year.

-----------------------------------------------------------------------------
UBS AG or       Currency         Many of the Series' currency trades will be
Other Currency  (F/X) Dealer     executed in the spot and forward non-U.S.
Dealers         Spreads          exchange markets (the "F/X Markets") in which
                                 there are no direct execution costs. Instead, the banks and dealers in the F/X Markets, including UBS AG, take a "spread" between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Series. A significant portion of the Series' non-U.S.
                                 currency trades may be executed through UBS
                                 AG, an affiliate of the Sponsor.

-----------------------------------------------------------------------------
The Trading     Management       The "Management Fee" will equal 2% per annum
Advisor         Fees             (calculated and paid monthly) of the Net
                (asset-based)    Asset Value of the Series.

                                 The Trading Advisor has agreed to share 0.50% of the Management Fee with UBS Financial Services Inc. ("UBS FS"), an affiliate of the Sponsor.

-----------------------------------------------------------------------------
The Trading     Performance      The "Performance Fee" will equal 20% of the
Advisor         Fees             New Net Trading Profits (as defined
                                 hereinafter) of the Series for each quarter.

                                 "New Net Trading Profits" during each quarter means the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the "High Water Mark"). Performance Fees do not, while losses do, reduce cumulative net trading profits. New Net Trading Profits do not include interest income.

                                 To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate Performance Fee paid (if accrued).

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                Nature of
Recipient       Payment          Amount of Payment

-----------------------------------------------------------------------------
The Sponsor     Organizational   The Sponsor will advance expenses incurred in
                and Initial      connection with the organization of the
                Offering Costs   Platform and the Series and the initial
                                 offering of the Units. The amount of such costs as of December 31, 2006 are as set forth in the financial statements included beginning on page F-1 hereof, although they could ultimately exceed this amount. The
                                 Sponsor has already advanced a portion of the Series' organizational and initial offering costs, and the Series will reimburse the Sponsor for these and any other such costs from the proceeds of the initial issuance of the Units, provided that the initial offering is successful. Such costs are amortized against Net Asset Value in 60 monthly installments, beginning with the first month-end after the initial issuance of such Units (for financial and performance reporting purposes, however, organizational costs will be expensed as incurred and certain incremental costs specified by generally accepted accounting principles that are directly attributable to the offering of Units will be charged against the gross proceeds of the offering and the indirect costs of such offering will be expensed as incurred). The amortization of such costs will reduce the Net Asset Value of the Units for purposes of determining subscriptions, redemptions and any fees based on the Units'
                                 Net Asset Value. The Sponsor may, but is not obligated to, accelerate such amortization and/or refund any such advanced expenses if the Sponsor believes that doing so would be in the best interests of the Series.

-----------------------------------------------------------------------------
The Member's    Placement Fee    Each Member or Member-related account is
Financial       and Sales        subject to an upfront, waivable placement fee
Advisor ,UBS    Commission       of 0%-2% (the "Placement Fee") of the
FS or UBS                        subscription price of the Units, which will
International                    be paid once by the relevant Member (not by
Inc.                             the Platform, the Series or the Sponsor) on
                                 such Member's initial subscription to the Series during any twelve month period. No
                                 Placement Fee will be charged in connection with an exchange.

                                 The Placement Fee payable on such initial subscription is deducted from the subscription amount, so that a Member who subscribes $10,000 for the Units will, after a 2% Placement Fee, make a net investment of $9,800 in the Series.

                                 The Placement Fee to which Members are
                                 subject will vary among Members, but a lower
                                 Placement Fee for one Member will not entitle any other Member to any such Placement Fee.

                                 Each Member also will pay an ongoing sales commission (the "Sales Commission") equal to 2% per annum of the month-end Net Asset Value of a Member's investment in the Series.

                                 The Sponsor may waive or reduce the Sales
                                 Commission for certain Members without
                                 entitling any other Member to any such waiver or reduction.

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                Nature of
Recipient       Payment          Amount of Payment

-----------------------------------------------------------------------------
Service         Operating &      The Series will pay its own operating costs,
Providers       Ongoing          including, without limitation: ongoing
                Offering Costs   offering expenses; execution and clearing
                                 brokerage commissions (as described above);
                                 forward and other over-the-counter trading spreads; administrative, transfer, exchange and redemption processing, legal, regulatory, reporting, filing, tax, audit, escrow, accounting and printing fees and expenses, as well as extraordinary expenses. Such operating costs are allocated pro rata among the Units based on their respective Net Asset
                                 Values. These expenses are paid in addition to the other expenses described below.

                                 The Sponsor has retained outside service providers to supply certain services to the Platform, including, without limitation, tax reporting, accounting and escrow services. Operating costs include the Series' allocable share of the fees and expenses of such outside service providers, as well as the fees and expenses of any UBS entity or other service provider which may provide such (or other) services in the future.

                                 The ongoing offering expenses payable by the Series are not expected to exceed $50,000 per year.

-----------------------------------------------------------------------------

Regulation
----------

The Sponsor and the Trading Advisor are registered with the CFTC as commodity pool operators and commodity trading advisors ("CTAs") and are members of the National Futures Association ("NFA") in such capacities. Other than in respect of the registration requirements pertaining to the Series' securities under
Section 12(g) of the Securities Exchange Act of 1934, as amended, the Platform and the Series are generally not subject to regulation by the Securities and Exchange Commission. The Trading Advisor is also regulated by the Financial Service Authority of the United Kingdom.

      (i) through (xii) - not applicable.

      (xiii) the Series has no employees.

(d)   Financial Information About Geographic Areas
      --------------------------------------------

The Series does not engage in material operations in foreign countries, nor is a material portion of the Series' revenue derived from customers in foreign countries. The Series will trade on a number of U.S. and non-U.S. commodity exchanges. The Series will not engage in the sales of goods or services.

Item 1A:  Risk Factors
          ------------

General
-------

Members May Lose All or Substantially All of Their Investment

Members must be prepared to lose all or substantially all of their investment. The Series will have no "principal protection" feature assuring the return of Members' investment as of a specified future date.

No Performance History; Risk that Investment Objectives May Not Be Achieved

The Platform and the Series are newly-formed entities and have no performance history. The Platform is the first futures "platform" to be operated by the Sponsor, and there can be no assurance that the Platform's investment objectives will be achieved.

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results. The Trading Advisor's past performance may not be representative of how it may trade in the future for the Series and does not reflect the additional fees charged by the Series and the Platform.

Reliance on Trading Advisor Information Exposes the Series to Risk of Fraud

The Sponsor and the Members will be entirely dependent on the information furnished to them by the Trading Advisor. There have been a number of recent instances in which the sponsors of private investment funds have acted fraudulently, resulting in massive losses to investors. In investing in the Platform and the Series, Members will be subject to all the risks of entrusting capital, to unaffiliated third parties.

Increasing Competition in Non-Traditional Investment Industry Increases Volatility and Decreases Liquidity

The non-traditional investment industry is extremely competitive. In recent years there has been a marked increase in the number of, and flow of capital into, investment vehicles established in order to implement non-traditional or "alternative" investment strategies. As a result, there has been greater competition for investment opportunities and increased price volatility and decreased liquidity with respect to certain positions. The Series will compete with other investment vehicles, as well as investment and commercial banking firms, which have substantially greater resources, in terms of financial wherewithal and research staffs, than may be available to the Platform and the Series.

Increased Assets Under Management May Result in Decreased Returns

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase. It is unlikely that the Trading Advisor will agree to limit the amount of additional equity which it may manage, and the Trading Advisor may be at or near its all-time high in assets under management. In addition to the Trading Advisor potentially being at or near its all-time high in assets under management, the aggregate capital committed to the managed futures sector in general is also at an all-time high. The more capital that is traded in these markets, the greater the competition for a finite number of positions and the less the profit potential for all strategies. As of November 1, 2006, the Trading Advisor was managing approximately $3.980 billion overall, including approximately $3.062 billion in the Program.

Structural Risks
----------------

Substantial Charges Will Decrease Returns

The Series will be subject to substantial charges, including an upfront Placement Fee of up to 2%, ongoing Sales Commissions of 2%, the Sponsor's Fee of 0.25%, the Administrative Fee of up to 0.20% (note that this rate could be higher in situations where the Series' Net Asset Value is low and the Series is subject to the monthly minimum charge of the Administrator), the Performance Fee of 20% of New Net Trading Profits, the Management Fee of 2%, offering and operating costs estimated to be 0.50% and brokerage commissions estimated to be 0.80%. All such charges are cited in per annum terms, although they will be charged more frequently than annually, as otherwise set forth herein. Additionally, all fees listed here are charged against the Net Asset Value of the Units held by a Member, except in the case of the Performance Fee, which is charged against the New Net Trading Profits attributed to such Member's Units. Moreover, certain of these charges -- brokerage commissions and F/X spreads -- depend on trading frequency and, under certain market conditions, may substantially exceed estimated levels. All of the fees and expenses discussed herein, except the Performance Fee, are paid regardless of profitability and, even once profits are earned, Members will be subject to the Performance Fee in addition to the other fees and expenses.

Reliance on Single Trading Advisor Results in a Lack of Diversification

The Trading Advisor has trading authority over the Trading Fund, and the Trading Fund is dependent upon the services of the Trading Advisor. The use of a single trading advisor results in a lack of diversification and, consequently, higher risk.

No Assurance of the Trading Advisor's Continued Service

There is no assurance that the Trading Advisor will be willing or able to continue to provide advisory services to the Series for any meaningful length of time. In addition, the Sponsor may, on one business day's written notice, terminate the advisory agreement among the Trading Advisor, the Sponsor and the Trading Fund (the "Advisory Agreement") with the Trading Advisor and dissolve the Series (including for economic reasons relating to the small capitalization of the Series).

Unavailability of Trading Advisor Principals Could Result in Poor Performance for the Series

The Trading Advisor consists of a limited number of principals and key employees. If the services of any of such principals or key employees became unavailable (for example, by reason of death, disability or retirement), the Series could sustain losses.

Trading Advisor Risk

The Series is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor. There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Trading Error Risk

Trades may be placed or executed in error due to: (a) technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties and (b) execution errors such as keystroke, typographic or inadvertent drafting errors. Many exchanges have adopted "obvious error" rules that prevent the entry and execution of trades more than a specified amount away from the current best bid and offer on the exchange. However, such rules may not be in place on the exchanges where the Trading Advisor trades on behalf of the Series and may not be enforced even if in effect. Moreover, such rules likely would not prevent the entry and execution of a trade entered close to the market price but at an erroneous size. Each of the Trading Advisor's accounts, including the Series, will enjoy the profits and bear the losses of any such trading errors; provided that the Series does not bear such losses if the Trading Advisor has not acted pursuant to the standard of liability set forth in the Advisory Agreement.

Limited Liquidity of Units; Risk of Net Asset Value Declining Before Effective Date of Redemption

An investment in the Units cannot be immediately liquidated by a Member. Units may generally be transferred only with the consent of the Sponsor (which it does not generally intend to give), and no market for the Units will exist at any time. A Member may redeem Units as of the last business day of any month on approximately 15 days' prior written notice to the Series. Because withdrawal notices must be submitted significantly in advance of the actual redemption date, the value received upon redemption may differ materially from the Units' value at the time a decision to redeem is made. Because redemptions are only permitted at month-end, investors are not able to select the value, or even the approximate value, at which they are able to redeem their Units.

Changes in Trading Strategy Could Result in Losses

The Trading Advisor may make material changes in its trading strategies without the knowledge of the Sponsor, which could result in trading losses or lower profits than would have been the case had the Trading Advisor not made any changes to its trading strategies. Particularly given the "black box" character of many managed futures strategies, it is virtually impossible for the Sponsor to detect strategy changes.

Conflicts of Interest

The Platform and the Series are subject to a number of material actual and potential conflicts of interest, raising the possibility that Members will be disadvantaged to the benefit of the Sponsor, the Trading Advisor or their respective principals and affiliates. No formal policies or procedures have been adopted to resolve these conflicts. Below is a discussion of these conflicts of interest:

Sponsor-Affiliated Entities

Other than the Trading Advisor and the Administrator, all parties involved in the operations of the Platform and the Series may be affiliated with the Sponsor. Consequently, many of the business terms of the Platform and the Series will not be negotiated at arm's-length. Were Members to seek redress from the Sponsor or any person affiliated with the Sponsor and their respective officers, directors, controlling persons within the meaning of
Section 15 of the Securities Act, employees, partners and shareholders (collectively, "Affiliates") for damages relating to the offering of the Units or the operations of the Platform or the Series, they (i) would be unlikely to have recourse against any Sponsor entity which is not a direct party to an agreement with the Platform or the Series and (ii) would be likely to have such recourse, even in the case of such entities, only on a derivative basis, suing not individually but in the right of the Platform or the Series.

The Trading Advisor has agreed to share a portion of its Management Fees with UBS FS, an affiliate of the Sponsor. Other trading advisors of the Platform may similarly agree to share a portion of their management fees and/or performance fees. As a result, the Sponsor may favor investment by Members in trading advisors of the Platform that engage in such fee sharing or in those trading advisors that share a greater portion of such fees rather than in those trading advisors that do not engage in such fee sharing or that share a lesser such portion. In addition, UBS FS will both assist the Sponsor in the selection of trading advisors and act as selling agent, along with UBS International Inc., potentially receiving a portion of any management fees and/or performance fees. As a result, UBS FS will have an incentive to recommend trading advisors to the Sponsor that are willing to participate in such fee sharing. Such incentives could result in the selection of trading advisors based on their willingness to pay such fees and not completely on their trading abilities.

Clearing Broker and F/X Dealer

The Clearing Broker executes trades for different clients in the same markets at the same time. Consequently, other clients may receive better prices on the same trades than the Series, causing the Series to pay higher prices for its positions.

Many Clearing Broker clients pay lower brokerage rates than the Series. Brokerage commissions significantly decrease the Series' performance, and the cumulative effect of the higher rates paid by the Series is material.

The Clearing Broker and the F/X dealer each must allocate their resources among many different clients. They have financial incentives to favor certain accounts over the Series. Because of the competitive nature of the markets in which the Series trades, to the extent that any of the Clearing Broker and the F/X dealer prefer other clients over the Series, the Series is likely to incur losses.

The Clearing Broker and the F/X dealer do not have to compete to provide services to the Series; consequently, there is no independent check on the quality of their services.

The Sponsor

Relationships among the Sponsor Affiliates
------------------------------------------

The Sponsor and its Affiliates are the Platform's and Series' primary service providers, other than the Trading Advisor and the Administrator, and will remain so even if using other firms would be more advantageous for the Platform or the Series.

The principal officers and managers of the Sponsor are also employed and compensated by the Clearing Broker. As a result, the Sponsor has an incentive to use the Clearing Broker to clear the Series' trades even if other clearing brokers would provide less expensive or higher quality services than those of the Clearing Broker. In addition, because the Series will pay brokerage commissions and forward trading spreads to the Clearing Broker and UBS AG, respectively, on a per side basis, the Sponsor may have an incentive to select trading advisors which trade in higher volume, generating more revenue for the Clearing Broker or UBS AG, as the case may be.

Other Funds or Accounts Sponsored by the Sponsor
------------------------------------------------

The Sponsor might be able to add more value to the Platform and the Series were certain Sponsor personnel to focus exclusively on managing the Platform and the Series, but the Sponsor may in the future operate, in addition to the Platform and the Series, other funds and accounts because such funds and accounts will generate significant revenues for it, and also will diversify the Sponsor's exposure to one or more of such accounts performing poorly.

Should the Sponsor manage other funds or accounts, the Sponsor may have a conflict of interest in selecting the trading advisors for the series of the Platform and for such other funds or accounts, as there is, in general, a shortage of qualified futures trading advisors available to manage customer assets.

The Sponsor may from time to time have a conflict of interest between facilitating the ongoing offering of the Units and making trading advisor or other changes which the Sponsor would otherwise believe to be in the best interests of the Platform or the Series.

Certain clients of the Clearing Broker pay materially lower brokerage rates than does the Series. In the case of a number of such clients, particularly clients with an account as large as that of the Series, the lower fees charged are in large part attributable to the significant costs incurred by the Sponsor and UBS in sponsoring the Platform and the Series and distributing the Units being embedded in the Series' fees described herein. In the case of institutional accounts, no sponsorship or distribution costs are incurred by the Sponsor or its Affiliates, so the Clearing Broker can lower brokerage commissions without reducing the net revenue received by the Sponsor or its Affiliates. Nevertheless, even factoring in sponsorship and distribution costs, certain institutional clients of the Clearing Broker receive, as a result of arm's-length negotiations, better commission rates than the Series.

Because the Series will pay brokerage commissions and forward trading spreads to the Clearing Broker and UBS AG, respectively, on a per side basis, the Sponsor may have an incentive to select trading advisors for the Platform which trade in higher volume, generating more revenue for the Clearing Broker and UBS AG, as the case may be.

The Trading Advisor

Other Clients and Business Activities of the Trading Advisor
------------------------------------------------------------

The Series might benefit significantly from an exclusive focus by the Trading Advisor on the Series rather than on the Trading Advisor's other accounts, including accounts owned by its principals. The Series could be adversely affected by the fact that the Trading Advisor trades other accounts at the same time that it is managing the Series' account. The Trading Advisor has numerous different clients and financial incentives to favor certain of such clients over the Series. Other client accounts managed by the Trading Advisor may significantly outperform the Series. The Trading Advisor and its principals devote a substantial portion of their business time to ventures and accounts other than managing the Series, including, in some cases, ventures which are unrelated to futures trading. The Trading Advisor acts, or may in the future act, as sponsor of its own single- or multi-advisor futures funds, and such funds may, from time to time, be in direct competition with the Series for positions in the market. These competing accounts create a conflict of interest for the Trading Advisor in selecting limited investment opportunities for such accounts.

Brokers and Dealers Selected by Trading Advisor
-----------------------------------------------

The Trading Advisor trades through certain non-UBS brokers with which the Trading Advisor has ongoing business dealings (even though UBS Securities LLC remains the Clearing Broker for the Series). As a result, the Trading

Advisor may have a conflict of interest between insisting on the use of such brokers and using the brokers most advantageous for the Series.

The Trading Advisor may execute a number of the trades for the Series through executing brokers affiliated with the Trading Advisor. Because the Trading Advisor may indirectly benefit from trades executed through such affiliated executing brokers, it may not have an incentive to negotiate the brokerage terms most beneficial to the Series with respect to such trades.

Performance Fees
----------------

The fact that the Trading Advisor is eligible to receive Performance Fees may cause it to trade in a more speculative fashion than it otherwise would.

Financial Advisors

Financial advisors are the individual UBS brokers who deal directly with UBS clients (the "Financial Advisors"). The Financial Advisors are compensated, in part, on the basis of the amount of securities commissions which they generate from client transactions. Financial Advisors receive the Placement Fee and Sales Commission on the Units they sell and have a financial incentive to encourage investors to purchase and not to redeem their Units.

Proprietary Trading

The Clearing Broker and the Trading Advisor, their respective affiliates, principals and related persons may trade in the commodity markets for their own accounts as well as for the accounts of their clients. Records of this trading will not be available for inspection by the Members. Such persons may take positions which are the same as or opposite to those held by the Series. Members should be aware that -- as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other actions not in violation of their fiduciary or other duties -- such persons may from time to time take positions in their proprietary accounts ahead of the positions taken for the Series, as well as that on occasion orders may be filled more advantageously for the account of one or more such persons than for the Series' account. The Sponsor and its principals may also trade for their own accounts.

The Series Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of its Counterparties or Service Providers

The Series is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, banks or other financial institutions, exchanges or clearinghouses).

The Series' assets could be lost or impounded during a counterparty's bankruptcy or insolvency proceedings and a substantial portion or all of the Series' assets may become unavailable to it either permanently or for a matter of years. Were any such bankruptcy or insolvency to occur, the Sponsor might decide to liquidate the Series or suspend, limit or otherwise alter trading, perhaps causing the Series to miss significant profit opportunities.

Under CFTC regulations, the Clearing Broker is required to maintain in a segregated account the portion of the Series' assets held by it that consists of, or is used to margin or secure, commodity futures transactions. If the Clearing Broker fails to do so, the Series may be subject to risk of loss of funds in the event of the Clearing Broker's bankruptcy. Even if such funds are properly segregated, the Series may still be subject to a risk of a loss of its funds on deposit with the Clearing Broker should another customer of the Clearing Broker, or the Clearing Broker itself, fail to satisfy deficiencies in such other customer's accounts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the customer, will be returned, transferred or distributed to the broker's customers only to the extent of each customer's pro rata share of all property available for distribution to customers. If the Clearing Broker were to become bankrupt, it is possible that the Series would be able to recover none or only a portion of its assets held by the Clearing Broker.

There are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the segregation protection afforded to "customer funds" deposited with regulated futures commission merchants. For instance, the Series may be required to post margin for its non-U.S. exchange transactions with non-U.S. exchange dealers who are not required to segregate customer funds. The recent events surrounding the bankruptcy of Refco, Inc. and its related entities have demonstrated the risks that may be associated in dealing with unregulated trading counterparties.

The Series may effect transactions on "over-the-counter" or "inter-dealer" markets. The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of "exchange-based" markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants. Rather, the responsibility for performing under a particular transaction rests solely with the counterparty to such transactions. To the extent the Series invests in swaps, derivatives or synthetic instruments or other over-the-counter transactions in these markets, the Series is subject to the credit risk of the parties with which it trades and deposits collateral. The Series is also subject to the risk that a counterparty may not settle a transaction because such counterparty is unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant losses -- perhaps in respect of an offsetting position on which the Series remains obligated to perform.

The Sponsor has no control over the selection of many of the counterparties by the Trading Advisor, and the Trading Advisor is generally not restricted from dealing with any particular counterparty (regulated or unregulated), or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties, except the Clearing Broker.

Regulatory Changes Could Restrict the Series' Operations

The Series will implement speculative, highly leveraged strategies. From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities. For example, non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Series by restricting its markets, limiting its trading and/or increasing the taxes to which Members are subject. Adverse regulatory initiatives could develop suddenly and without notice.

Risk of Fewer Statutory Protections for Members Due to Limited Regulatory Oversight

Neither the Series nor the Platform is registered as an investment company under the Investment Company Act of 1940, as amended. Therefore, Members do not have the benefit of the protections afforded by, nor is the Series or the Platform subject to the restrictions resulting from, such statute, registration and regulation.

Risk of Dilution of a Member's Economic Interest

A Member's economic interest in the Platform, in futures or in the Series is subject to dilution in certain cases. There is a dilution of the economic interest of the Members who are invested in the Series during periods in which a Performance Fee has accrued or net trading profits are below the High Water Mark. This dilution occurs because Members who subscribe for Units at a Net Asset Value reduced by accrued Performance Fees share in any subsequent reversals of the Performance Fees accrued at the time of their investment; or, conversely, because Members who subscribe for Units at a time when the net trading profits are below the High Water Mark share in the reduction of the Performance Fees otherwise due in respect of future profits, although they were not subject to the losses which decreased the net trading profits to that level.

Performance Fees May Increase Likelihood of Speculative Trading

The Performance Fees paid to the Trading Advisor may give it an incentive to engage in more speculative investing and trading strategies in an effort to increase its rate of return. The calculation of the Performance Fees will not include interest income in determining any increase in value of the Units. However, the Trading Advisor will have little, if any, to do with the interest income earned by the Series. Performance Fees will not be calculated on the basis of any individual Member's investment experience but rather on the basis of the performance of the Series as a whole.

Lack of Representation of Members Could Result in Unfavorable Terms

Prospective investors have not been represented in any of the negotiations relating to the formation of the Platform or the Series or the determination of any of their business terms. The business terms of the Series will not be negotiated at arm's-length with any Member.

Risk Factors Specific to Exchanges

If more series are added to the Platform and the Sponsor allows exchanges among such series, the risk of exchanging into the units of a series are the same as directly investing in such series. Exchanging investors may redeem out of a series of the Platform about to outperform and invest into a series about to underperform. The performance of speculative investments such as the series is unpredictable, and any attempt to time exchanges between different series of the Platform is likely to result in losses over time. The prospects for, as well as the net asset value per unit of, a series of the Platform into which an investor exchanges may change materially between the time that an irrevocable decision to exchange must be made and the time that such units are acquired in the exchange. In addition, if the net trading profits of a series out of which an investor exchanges is below such series' high water mark, the reduction of performance fees otherwise due in respect to future profits will be forfeited by such investor and will have no effect on the calculation of the performance fee due in respect of the series into which the investor exchanges. Any accrued performance fees will be assessed when an investor exchanges out of any such series.

Note that, as is the case with respect to redemptions, exchanges are treated as taxable events. As a result, the investor will be obligated to pay any gains in excess of the basis of the units exchanged.

The net asset value of the units of the series out of which an investor is exchanging will be calculated as of the last day of the applicable month.

Members May Be Required to Redeem Before Full Realization of Profits

The Sponsor may cause the Series to redeem part or all of the Units held by any particular Member if the Sponsor determines that (a) such Member's continued holding of Units could result in adverse consequences to the Platform, the Series or the Trading Fund, such as an event that would cause the Platform, the Series or the Trading Fund (i) to be treated as an association taxable as a corporation for income tax purposes, (ii) to be considered to hold "plan assets" within the meaning of the Employee Retirement Income Security Act of 1974, (iii) to engage in a "prohibited transaction" as defined in Section 406 of ERISA or Section 4975 of the Code, (iv) to violate any law or contractual provision or (v) any other reason as may be determined by the Sponsor; (b) such Member's investment in the Units, or aggregate investment in the Platform, is below the minimum level established by the Sponsor (including any increase in such minimum level that the Sponsor may implement in the future); or (c) for any other reason. Mandatory redemption of a Member's Units could occur before such Units have had a realistic chance of being profitable. Units subject to mandatory redemption will be redeemed at their current Net Asset Value, which will be calculated on the effective date of such mandatory redemption as determined by the Sponsor.

Cross-Series Liability Risk

Different series of the Platform will be permitted to trade with different trading methods including various degrees of leverage, thereby creating the possibility that losses attributable to one series of the Platform could exceed its assets, thereby causing investors in other series to be subject to losses. The Sponsor views cross-series liability as a remote risk due to the fact that each series of the Platform should be viewed as a separate legal entity and will invest in a separate Trading Fund, but such risk cannot be completely eliminated and is a risk to which all Members must consent as a condition of being admitted to the Series.

Trading Risks
-------------

Volatile Markets; Highly Leveraged Trading Could Result in Increased Losses

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of leverage and volatility creates a high degree of risk. Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit downside exposure, there can be no assurance that any such stop-loss order will be executed at the desired price or time.

The futures instruments traded by the Series are inherently leveraged and the Series expects to commit 15% to 35% of the Series' assets as margin at any one time (although this amount could occasionally be substantially higher). Historically, the Program has committed as margin 10% to 20% of assets managed under the Program. It is estimated that the leverage employed by the Series will equal, at a maximum, ten times the Net Asset Value of the Series, although it could exceed this amount.

Changing General Market Conditions Could Adversely Affect the Performance of the Series

Overall market or economic conditions -- which neither the Sponsor nor the Trading Advisor can predict or control -- have a material effect on the performance of any managed futures strategy. Furthermore, such overall conditions can adversely affect the performance of the Trading Advisor at or about the same time as they adversely affect any other trading advisors on the Platform, despite implementing different and independent strategies.

No Assurance of Non-Correlation; Limited Value of Non-Correlation Even if
Achieved

Not only is the past performance of the Trading Advisor not necessarily indicative of its future results (due to the speculative character of managed futures), but also there can be no assurance that the Series' results will be non-correlated with (i.e., unrelated to) the general stock and bond markets. If the Series' performance is not non-correlated to these markets, the Series cannot help diversify an overall portfolio.

Investors should evaluate an investment in the Series in terms of the alternative of an investment in a cash equivalent, such as 91-day Treasury bills, which can be relied upon to (i) be generally non-correlated with equity and debt price levels, (ii) generate a positive yield and cash flow, (iii) be highly liquid, (iv) have almost no risk of loss of principal and (v) incur virtually no costs or expenses.

Even if the Series' performance is generally both profitable and non-correlated to the general stock and bond markets, there are highly likely to be significant periods during which the Series' results are similar to those of a Member's stock and bond holdings, thereby reducing or eliminating the Series' diversification benefits. During unfavorable economic cycles, an investment in the Series may increase rather than mitigate a portfolio's aggregate losses.

Discretionary Strategies Could Increase Volatility and/or Negatively Affect Performance

The Trading Advisor may use discretionary rather than systematic traders. Such traders may be prone to emotionalism and a lack of discipline in their trading. Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis Subjects the Series to Greater Exposure to Factors Exogenous to the Markets Themselves

The Trading Advisor may use technical analysis in employing its trading program. Technical strategies rely on information intrinsic to the market itself -- prices, price patterns, volume, volatility, etc. -- to determine trades. These strategies can incur major losses when factors exogenous to the markets themselves -- political events, natural catastrophes, acts of war or terrorism, etc. -- dominate the markets.

Systematic Strategies Could Result in Dependence on General Market Conditions over Which the Trading Advisor Has No Control

The Trading Advisor will use systematic strategies in employing its trading program. There has been, in recent years, a substantial increase in interest in technical futures trading systems, particularly systems established to take advantage of major price movements ("trend-following systems"). As the capital under the management of trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Series, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Series.

There is some tendency for managed futures products -- particularly those managed by systematic, trend-following advisors -- to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the Trading Advisor, the success of the Series may be substantially dependent on general market conditions over which the Trading Advisor has no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise. The increased use of such techniques could alter to the detriment of the Series the trading patterns the Trading Advisor attempts to exploit.

Trend-Following Systems Could Incur Losses During Trendless or "Whipsaw"
Markets

The Trading Advisor will use trend-following systems in employing its trading program. Trend-following trading systems anticipate that more than half of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions. These strategies can generally only be successful in markets in which strong price trends occur. In stagnant markets in which such trends do not occur, or in "whipsaw markets" in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.

Fundamental Analysis is Subject to Human Error and Emotional Factors Which Could Result in Poor Performance

The Trading Advisor may use fundamental analysis in employing its trading program. Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities. Fundamental analysis may incur substantial losses if such economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the Trading Advisor having correctly identified such mispricings. Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Forward Trading is Subject to the Risks of Trading on Unregulated Markets and Subjects the Series to Increased Counterparty Risk

None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates forward trading. Because a principal portion of the Series' currency trading will take place in the forward markets, prospective investors must recognize that much of the Series' activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. The Series' assets on deposit with the currency forward counterparties with which the Series trades will not be protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them. Although the Series will deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Series to the loss of its entire deposit with such counterparty. The forward markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Series. In addition, the prices offered for the same forward contract may vary significantly among different forward market participants. Forward market counterparties are under no obligation to enter into forward transactions with the Series, including transactions through which the Series is attempting to liquidate open positions.

Exchange of Futures for Physicals May Cause the Series to Incur Increased Trading Costs

The Trading Advisor may engage in "exchange of futures for physical" ("EFP") transactions. An EFP permits positions to be established in the forward or cash markets during off-hours when futures exchanges are closed or at prices different from those prevailing on the exchange, which positions are then exchanged for futures contracts. The pricing of EFPs may, accordingly, vary from the pricing of exchange-traded futures, and additional transaction costs are included in exchanging the forward or cash position for the equivalent futures position.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with UBS. In the event of a trading error, the Series may have no effective remedy against such executing brokers.

Trading in Illiquid Markets Could Result in the Series' Inability to Prevent Large Losses

Certain positions held by the Series may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Certain futures markets are subject to "daily price limits," restricting the maximum amount by which the price of a particular contract can change during any given trading day. Once a contract's price has moved "the limit," it may be impossible or economically non-viable to execute trades in such contract. From time to time, prices have moved "the limit" for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Speculative Position Limits Could Require the Series to Prematurely Liquidate Positions Resulting in Losses

The CFTC and the U.S. commodities exchanges have established limits referred to as "speculative position limits" on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. All accounts owned or managed by the Trading Advisor will be combined for position limit purposes. The Trading Advisor could be required to liquidate positions held for the Series in order to comply with such limits. Any such liquidation could result in substantial losses to the Series.

Trading on Non-U.S. Exchanges May Subject the Series' Trades to Less Robust Regulatory Regimes and to Exchange Rate Risk

The Trading Advisor will trade on futures exchanges outside the U.S. on behalf of the Series. Trading on such exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges. For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are "principals' markets" similar to the forward markets in which performance is the responsibility only of the individual member with whom the Series has entered into a futures contract and not of any exchange or clearing corporation. In such cases, the Series will be subject to the risk of the inability or refusal to perform with respect to the individual counterparty with whom the Series has entered into a futures contract. Trading on non-U.S. exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Series' trading activities. In trading on non-U.S. exchanges, the Series also will be subject to the risk of changes in the exchange rates between the U.S. dollar and the currencies in which the non-U.S. contracts are settled. In addition, the U.S. tax treatment of non-U.S. futures trading is adverse compared to the tax treatment of U.S. futures trading.

Limits of Risk Disclosures

The futures and forward markets, the Trading Advisor's strategies and prevailing economic conditions are continually changing. Furthermore, the Trading Advisor's strategies are proprietary and confidential. The summary list of risk factors contained herein may not reflect all the speculative risks to which the Series may be subject. Prospective investors must be aware that they may lose all or substantially all of their investment in the Series.

Tax Risks
---------

Members Are Taxed Every Year on Their Share of the Series' Profits -- Not Only When They Redeem as Would Be the Case if They Held Stocks or Bonds

Members are taxed each year on their share of the Series' income and gains, irrespective of whether they redeem any Units. Members will receive a Schedule K-1 reflecting their share of the taxable gains and losses of the Series during the preceding year. The Sponsor does not intend to make any distributions. Consequently, in order to pay the taxes attributable to their investment in a Series, Members must either redeem Units or pay such taxes from other sources.

Over time, the compounding effects of the annual taxation of the Series' income are material to the economic consequences of investing in such Series. For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105. However, if one factors in a 30% tax rate each year (the blended tax rate on many of the futures contracts traded by the Series is currently 30%), the result would be $14,025.

The Series' Trading Gains Taxed at Higher Capital Gains Rate

Members will be taxed on their share of any trading profits of the Series at both short- and long-term capital gain rates depending on the mix of U.S. exchange-traded contracts and non-U.S. contracts traded. These tax rates will be determined irrespective of how long a Member holds Units. Consequently, the tax rate on the Series' trading gains may be higher than those applicable to other investments held by a Member for a comparable period.

Tax Could Be Due From Members on Their Share of the Series' Interest Income Despite Overall Losses

Members may be required to pay tax on their allocable share of the Series' interest income, even if the Series incurs overall losses. Trading losses can only be used to offset trading gains and $3,000 of ordinary income (including interest income) each year. Consequently, if a Member were allocated $5,000 of interest income and $10,000 of net trading losses, such Member would owe tax on $2,000 of interest income even though such investor would have a $5,000 loss for the year. The $7,000 capital loss would carry forward, but subject to the same limitation on its deductibility against interest income.

Unfavorable "Investment Advisory Fees" Tax Treatment

Members could be required by the Internal Revenue Service to treat the Trading Advisor's Management and Performance Fees, as well as the Sponsor's and Administrative Fees and certain other expenses of the Series, as "investment advisory fees," which are subject to substantial restrictions on deductibility for individual taxpayers.

Tax Audit

There can be no assurance that the Platform's or the Series' tax returns will not be audited by the Internal Revenue Service. If such an audit were to result in an adjustment, Members could be required to pay back taxes, interest and penalties.

Prospective investors are strongly urged to consult their own tax advisors and counsel with respect to the possible tax consequences of an investment in the Series, particularly since such tax consequences may differ among investors.

Item 2:    Properties
           ----------

The Series does not own or use any physical properties in the conduct of its business.

The Series' administrative office is the administrative office of the Sponsor (One North Wacker Drive, 31st Floor, Chicago, Illinois 60606).

Item 3:    Legal Proceedings
           -----------------

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject. In addition there are no pending material legal proceedings involving the Sponsor. UBS AG, an affiliate of the Sponsor and the Series, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of the Sponsor or the Series.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                    PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder
         ----------------------------------------------------------
         Matters and Issuer Purchases of Equity Securities
         -------------------------------------------------

(a)   Market Information
      ------------------

There is no trading market for the Units, and none is likely to develop. Once the Series commences trading operations, Units may be redeemed at the Net Asset Value per Unit as of the end of any calendar month. Redemption requests must be submitted on or prior to the 15th day of the calendar month (or the following business day) in which such Units are to be redeemed.

(b)   Holders
      -------

As of December 31, 2006, the Series had yet to commence trading operations, and therefore there were no holders of Units.

(c)   Dividends
      ---------

No distributions or dividends have been made on the Units, and the Sponsor has no present intentions to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans
      ------------------------------------------------------------------

Not applicable.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from
      -------------------------------------------------------------
      Registered Securities
      ---------------------

As of December 31, 2006, there had not been any sales of unregistered securities.

(f)   Issuer Purchases of Equity Securities
      -------------------------------------

None.

Item 6:     Selected Financial Data
            -----------------------

The following selected data has been derived from the audited financial statements of the Series.

                                                    For the
                                               Period Ended
                                               December 31,
                                                       2006
                                             --------------
                   Organizational costs      $      208,820
                                             --------------
                   Net loss                         208,820
                                             ==============

                   Total asset               $      109,591

Item 7:     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

The Series was created in October 2006 but had yet to commence trading operations for the period ending December 31, 2006. Therefore, there were no material operations on which to report.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

The Series was created in October 2006 but had yet to commence trading operations for the period ending December 31, 2006. Therefore, the Series was not subject to any quantitative or qualitative market risks during such period.

Item 8:     Financial Statements and Supplementary Data
            -------------------------------------------

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading "Selected Financial Data" above.

Item 9:     Changes in and Disagreements With Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

None.

Item 9A:    Controls and Procedures
            -----------------------

The Sponsor, with the participation of the Sponsor's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Sponsor's internal controls with respect to the Series or in other factors applicable to the Series that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B:    Other Information
            -----------------

None.

                                   PART III

Item 10:    Directors, Executive Officers and Corporate Governance
            ------------------------------------------------------

(a) and (b)  Identification of Directors and Executive Officers
             --------------------------------------------------

As a "segregated series" of a limited liability company, the Series itself has no officers or directors and is managed by the Sponsor.

The following are the principal officers and managers of the Sponsor. The Board of Directors of the Sponsor has the ultimate authority in selecting the Trading Advisor for the Series, although the Sponsor has worked closely with UBS FS in the selection process. Although the individuals listed below are the principal officers and managers of the Sponsor, each is also currently employed and compensated by the Clearing Broker.

Julie M. DeMatteo. Ms. DeMatteo, age 43, is a Director and the President and Chief Executive Officer of the Sponsor. She has worked in the futures industry for over twenty years in various capacities. Ms. DeMatteo has been affiliated with the Sponsor since 2003, acting as counsel to the firm and most recently overseeing its daily affairs. Prior to becoming directly affiliated with the Sponsor, she served as Executive Director and Senior Counsel to the UBS exchange traded derivatives business. In this capacity, she advised on the structuring and operation of the Sponsor and provided counsel to the business regarding its initiatives in the managed futures market. Prior to joining UBS in 2000, Ms. DeMatteo was affiliated with ING (US) Securities, Futures and Options, Inc. as Director of Legal and Compliance. Prior to that, Ms. DeMatteo was employed by BA Futures, Inc. as General Counsel since 1991. In this capacity, she advised on the offering of firm sponsored managed futures products and focused on issues related to the CTA market and futures regulation, generally. Prior to practicing law, Ms. DeMatteo, was employed in accounting functions by both BA Futures, Inc. and Barnes and Co. She also was employed as an auditor in the Office of Investigations and Audits by both the Chicago Board of Trade and Chicago Mercantile Exchange. She holds a Bachelor of Science in Accounting and Finance from Eastern Illinois University and a Juris Doctorate from Loyola University College of Law.

Richard Meade. Mr. Meade, age 37, is Chief Operating Officer of the Sponsor. He has worked in the futures industry for over thirteen years in Europe and the U.S. Mr. Meade has been affiliated with the Sponsor since 2003 acting in a business development capacity and consultant on all aspects of managed futures clearing. Prior to becoming directly affiliated with the Sponsor, he served as North American Head of Client Relationship Management in UBS' Exchange Traded Derivatives group. Prior to joining UBS in 2003, Mr. Meade was affiliated with Goldman Sachs Futures as Vice President and Head of North American Client Services. Before transferring to New York in 1996 with Goldman Sachs, Mr. Meade worked on the development of their new clearing entity in London and helped establish the Goldman Sachs Paris office. He had previously worked as an English teacher in France and the French Caribbean before joining Goldman Sachs in 1993. He holds a Bachelor of Arts in French and German from the University of Nottingham, England.

Per Dyrvik. Mr. Dyrvik, age 47, is a Director and the Treasurer of the Sponsor. He is also a Managing Director and the Chief Financial Officer of UBS Investment Bank for the Americas Region. He is responsible for the finance, accounting, business unit controlling and financial change activities for the North American and South American operations which is comprised of branch operations of UBS AG, UBS Securities LLC, a registered broker-dealer and investment banking operation, and various other operating entities including derivatives trading, merchant banking and asset management businesses. Mr. Dyrvik has been at UBS since February 1986. Prior to that he was Head of Regulatory Reporting at Dean Witter Reynolds, Inc. after completing a selective rotational training program at EF Hutton & Company in 1982. He received a Bachelor of Arts in Accounting from the Business School at the State University of New York in Albany.

Raul Esquivel. Mr. Esquivel, age 48, is a Director of the Sponsor. He is also a Managing Director and the head of U.S. Equities at UBS Investment Bank. Mr. Esquivel also heads the US Equity Operating Committee, and he is a board member of UBS Investment Bank. Prior to these appointments in November 2005, Mr. Esquivel was head of U.S. Equity Research at UBS Investment Research. Mr. Esquivel has held positions in research and research management on Wall Street for nearly 20 years. Prior to joining UBS, Mr. Esquivel was a senior vice president in the health care research group at Kidder, Peabody. Before that, he was affiliated with The Vertical Group, a money management, venture capital, and institutional research firm specializing in medical devices and instrumentation. Earlier in his career, Mr. Esquivel worked at Prudential Securities, Eberstadt Fleming and JP Morgan. Mr. Esquivel holds a Master of Business Administration from the Harvard Graduate School of Business and a Bachelor of Arts in business administration, cum laude, from the University of Miami.

Randall Otte. Mr. Otte, age 55, is the Chief Administrative Officer of the Sponsor. Mr. Otte has over 30 years experience in the financial services industry, specifically in the futures and options markets. He has been with UBS since 2000, serving first as Director of the North American Client Services Group and then Chicago Business Manager with the Exchange Traded Derivatives business group. Before this assignment, Mr. Otte served for seventeen years as COO for the Capital Markets Futures Group of PaineWebber (a predecessor firm to UBS). Prior to UBS, Mr. Otte worked for the Chicago Board of Trade's Office of Investigations and Audits, Financial Review Group. Mr. Otte received a Bachelor of Science in Economics and Business Administration from Valparaiso University and a Master of Business Administration in Finance from Northwestern University.

(c)   Identification of Certain Significant Employees
      -----------------------------------------------

None.

(d)   Family Relationships
      --------------------

None.

(e)   Business Experience
      -------------------

See Item 10 (a) and (b) above.

(f)   Involvement in Certain Legal Proceedings
      ----------------------------------------

None.

(g)   Section 16(a) Beneficial Ownership Reporting Compliance
      -------------------------------------------------------

Julie M. DeMatteo, Richard Meade, Per Dyrvik, Raul Esquivel and Randall Otte, directors and officers of the Sponsor (see Item 10 (a) and (b) above), and the Sponsor filed their initial report on Form 3 after the Series became registered under Section 12 of the Securities Exchange Act of 1934. Subsequently, each of such directors and officers of the Sponsor and the Sponsor filed their annual statement on Form 5 after the applicable deadline. None of the directors and officers mentioned above or the Sponsor owns or has owned any securities issued by the Series, and, accordingly, the number of transactions not reported on a timely basis by them is zero.

(h)   Code of Ethics
      --------------

The Series has no employees, officers or directors and is managed by the Sponsor. The Sponsor has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to UBS Managed Fund Services Inc., One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(i)   Audit Committee Financial Expert
      --------------------------------

Because the Series has no employees, officers or directors, the Series has no audit committee. The Series is managed by the Sponsor. Per Dyrvik serves as the Sponsor's "audit committee financial expert." Mr. Dyrvik is not independent of the management of the Sponsor. The Sponsor is a privately owned corporation managed by its shareholders. It has no independent directors.

Item 11:    Executive Compensation
            ----------------------

The officers of the Sponsor are currently remunerated by the Clearing Broker in their respective positions. The Series does not itself have any officers, directors or employees. As described in Item 1(c) above, the Series pays the Sponsor, the Trading Advisor and others various forms of compensation for the services performed for the Series described above. The officers receive no "other compensation" from the Series. There are no compensation plans or arrangements relating to a change in control of either the Series, the Platform or the Sponsor.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and
            ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

(a)   Security Ownership of Certain Beneficial Owners
      -----------------------------------------------

As of December 31, 2006, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

(b)   Security Ownership of Management
      --------------------------------

As of December 31, 2006, the management and the principals of the Sponsor did not own any Units, the Trading Advisor did not own any Units, and none of the Sponsor, its management and principals or the Trading Advisor had the right to acquire beneficial ownership of any Units.

(c)   Changes in Control
      ------------------

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans
      ------------------------------------------------------------------

None.

Item 13:    Certain Relationships and Related Transactions, and Director
            ------------------------------------------------------------
            Independence
            ------------

(a)   Transactions Between UBS and the Platform or the Series
      -------------------------------------------------------

The Series will pay UBS substantial brokerage commissions as well as bid-ask spreads on forward currency trades. The Series also will pay the Clearing Broker interest on short-term loans extended by the Clearing Broker to cover losses on non-U.S. currency positions, and UBS retains certain economic benefits from possession of the Series' capital. See "Interest" in Item 1(c) above.

In the case of EFP transactions with the F/X dealer, UBS recognizes certain incremental profits from the "differential" at which the Series' cash currency positions are exchanged for futures.

Certain entities in the UBS organization are the beneficiaries of certain of the revenues generated from the Series. The Sponsor controls the management of the Series and serves as its sponsor. Although the Sponsor will not sell any assets, directly or indirectly, to the Series, affiliates of the Sponsor will make substantial profits from the Series due to the foregoing revenues.

(b)   Review, Approval or Ratification of Transactions with Related Persons
      ---------------------------------------------------------------------

Certain of the service providers to the Platform and the Series, other than the Trading Advisor, the Administrator, the Series' independent auditors and outside counsel to the Sponsor, are affiliates of UBS, including the exclusive Clearing Broker for the Series. The Sponsor has negotiated with the Trading Advisor regarding the level of its advisory fees and certain other terms of the Advisory Agreement. However, none of the fees paid by the Series to any UBS party will be negotiated, and they may be higher than would have been obtained in arm's-length bargaining.

No loans have been, are or will be, outstanding between the Sponsor or any of its principals and the Series.

Item 14:    Principal Accounting Fees and Services
            --------------------------------------

(1)   Audit Fees
      ----------

There were no aggregate fees incurred for professional services rendered by Ernst and Young LLP in connection with the audit of the Series' financial statements as of and for the period ended December 31, 2006.

(2)   Audit-Related Fees
      ------------------

There were no other audit-related fees incurred for the period ended December 31, 2006 related to the Series.

(3)   Tax Fees
      --------

There were no aggregate fees incurred for professional services rendered Ernst and Young LLP in connection with the tax compliance, advice and preparation of the Series' tax returns for the period ended December 31, 2006.

(4)   All Other Fees
      --------------

No fees were incurred by Ernst and Young LLP, or any member firms of Ernst and Young LLP and their respective affiliates, during the period ended December 31 2006 for any other professional services in relation to the Series.

(5)   Pre-Approval Policies
      ---------------------

The audit committee of UBS AG pre-approves the engagement of the Series' auditor for all services to be provided by the auditor.

                                    PART IV

Item 15:    Exhibits and Financial Statement Schedules
            ------------------------------------------

(a)(1)       Financial Statements
             --------------------

See financial statements beginning on page F-1 hereof.

(a)(2)       Financial Statement Schedules
             -----------------------------

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(a)(3)       Exhibits Required by Item 601 of Regulation S-K
             -----------------------------------------------

The following exhibits are included herewith.

------------------------------------------------------------------------------
 Exhibit Number  Description of Document
 --------------  -----------------------
------------------------------------------------------------------------------
     **1.1       Selling Agreement.
------------------------------------------------------------------------------
      *3.1       Certificate of Formation of UBS Managed Futures LLC.
------------------------------------------------------------------------------
      *4.1       Limited Liability Company Operating Agreement of UBS Managed
                 Futures LLC.
------------------------------------------------------------------------------
      *4.2       Separate Series Agreement for the Series.
------------------------------------------------------------------------------
     *10.1       Advisory Agreement.
------------------------------------------------------------------------------
     **10.2      Representation Letter.
------------------------------------------------------------------------------
     **10.3      Administration Agreement.
------------------------------------------------------------------------------

------------------------------------------------------------------------------
 Exhibit Number  Description of Document
 --------------  -----------------------
------------------------------------------------------------------------------
     **10.4      Escrow Agreement.
------------------------------------------------------------------------------
     *10.5       Form of Customer Agreement.
------------------------------------------------------------------------------
     **10.6      Form of Subscription Agreement.
------------------------------------------------------------------------------
     *21.1       List of Subsidiaries.
------------------------------------------------------------------------------
      31.1       Certification of Principal Executive Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934.
------------------------------------------------------------------------------
      31.2       Certification of Principal Financial Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934.
------------------------------------------------------------------------------
      32.1       Certification of Principal Executive Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------
      32.2       Certification of Principal Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------
* Incorporated by reference to the Series' Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series' Form 10/A previously filed on January 30, 2007.

                         INDEX TO FINANCIAL STATEMENTS

UBS Managed Futures LLC (Aspect Series)

Report of Independent Registered Public Accounting Firm                      F-2
-------------------------------------------------------

Statement of Asset and Liability as of December 31, 2006                     F-3
--------------------------------------------------------

Statement of Operations and Change in Net Liability for the period           F-4
------------------------------------------------------------------
ended December 31, 2006
-----------------------

Notes to Financial Statements                                                F-5
-----------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

UBS Managed Fund Services Inc.

We have audited the accompanying statement of asset and liability of UBS Managed Futures LLC (Aspect Series) (the "Series") as of December 31, 2006 and the related statement of operations and change in net liability for the period from October 26, 2006 (Date of Organization) to December 31, 2006. These financial statements are the responsibility of the Series' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Series' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBS Managed Futures LLC (Aspect Series) at December 31, 2006, and the results of its operations and changes in net liability for the period then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
March 27, 2007

                   UBS MANAGED FUTURES LLC (ASPECT SERIES)
                    (A Delaware Limited Liability Company)
                    --------------------------------------

                       STATEMENT OF ASSET AND LIABILITY
                              DECEMBER 31, 2006

Asset
Deferred offering costs                                             $  109,591
                                                                    -----------
Total asset                                                            109,591

Liability
Payable to Sponsor                                                     318,411
                                                                    -----------
Net liability                                                       $(208,820)
                                                                    ===========


See accompanying notes.

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)
                    (A Delaware Limited Liability Company)
                    --------------------------------------

              Statement of Operations and Change in Net Liability

  For the Period from October 26, 2006 (Date of Organization) to
                              December 31, 2006

Expense
Organization costs                                                  $  208,820
                                                                    -----------
Net loss and Change in Net Liability                                $  208,820
                                                                    ===========


See accompanying notes

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)
                    (A Delaware Limited Liability Company)
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS


(1)  The Series

UBS Managed Fund Services Inc. (the "Sponsor"), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the "Platform") of which UBS Managed Futures LLC (Aspect Series) (the "Series") is a "segregated series." The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. The Series was organized on October 26, 2006 and has been inactive since that date until March 16, 2007 (see "Subsequent Event" below) except for matters relating to the Series' organization, the registration of the Series units of limited liability company interests ("Units") under the Securities Exchange Act of 1934 and the offering of such Units.

(2) Significant Accounting Policy

The Series' financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

(3) Organization and Offering Costs

Pursuant to the Platform's Limited Liability Company Agreement and the Separate Series Agreement of the Series, the fund has agreed to reimburse the Sponsor for all organizational costs ($208,820 at December 31, 2006) and all offering costs ($109,591 at December 31, 2006) upon successful initial offering. Offering costs will be charged against gross proceeds of the Units and organization costs are expensed when incurred.

(4) Subsequent Event

On March 15, 2007, the Series issued 5,000.00 Units to Aspect Capital Ltd. (the "Trading Advisor") for $5,000,000 (the "Trading Advisor Investment") and issued 2,760.620 Units for $2,760,620 to third parties. On March 16, 2007, the Series commenced trading.

The Trading Advisor will be subject to the same redemption terms and procedures as other investors with respect to its investment in the Series. However, as soon as the Series reaches a capitalization of $10 million (including the Trading Advisor Investment and any performance gains thereon) (the "Capitalization Threshold"), the Trading Advisor shall be entitled to redeem the Trading Advisor Investment (together with any performance gains thereon), subject to the terms of the then current Confidential Disclosure Document of the Platform (the "Disclosure Document"); provided, that the Trading Advisor will only be entitled to redeem on any individual redemption date allowed under the Disclosure Document in an amount of up to one-third of the Trading Advisor Investment (together with any performance gains on that proportion of the Trading Advisor Investment which may be redeemed). In addition, the Trading Advisor will be able to make such redemptions only to the extent that the capitalization of the Series does not decrease below the Capitalization Threshold as of the applicable redemption date after accounting for such redemptions and any redemptions of other investors of the Series effective as of such redemption date. For the avoidance of doubt, the Trading Advisor will not be obliged to make any additional investments into the Series.

To the extent that the Trading Advisor has not already redeemed the entire Trading Advisor Investment (together with any performance gains thereon) before March 15, 2008, from that date onwards, the Trading Advisor shall be entitled to redeem in full any proportion of the Trading Advisor Investment (together with any performance gains thereon) which remains invested in the Series subject to the terms of the Disclosure Document.

Acknowledgment
--------------

To the best of my knowledge and belief, the information contained herein is accurate and complete.

By:  UBS Managed Fund Services Inc.
Sponsor


 /s/ Per Dyrvik
------------------------------------------
Name:  Per Dyrvik
Title:  Director and the Treasurer


                                    Ack-1

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2007.

Dated: March 27, 2007

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor


By: /s/ Julie M. DeMatteo
  -----------------------------------------------
Name:  Julie M. DeMatteo
Title:  President and Chief Executive Officer