Form 10-Q
period 2007-03-31
UBS Managed Futures LLC (Aspect Series)
filed 2007-05-15
CIK 1373179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                                --------------

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Quarter Ended March 31, 2007

                                      or

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                       Commission file number: 000-52192
                                --------------

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)
            (Exact name of registrant as specified in its charter)

                                --------------


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

          Securities registered pursuant to -Section 12(g) of the Act:
                  Units of Limited Liability Company Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |X|  No  | |

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer | | Accelerated filer | |  Non-accelerated file(R) |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes | | No |X|

------------------------------------------------------------------------------

                    UBS MANAGED FUTURES LLC (ASPECT SERIES)

         QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2007 ON FORM 10-Q

                                                         Table of Contents
                                                         -----------------

                                                                                                                         Page
                                                                                                                         ----
                                                    PART I - FINANCIAL INFORMATION

Item 1.      CONDENSED FINANCIAL STATEMENTS                                                                               1
             ------------------------------
                      Condensed Statements of Financial Condition (unaudited)
                      Condensed Statement of Operations (unaudited)
                      Condensed Statement of Changes in Members' Capital (unaudited)
                      Condensed Schedule of Investments (unaudited)
                      Notes to Financial Statements (unaudited)
Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9
             -------------------------------------------------------------------------------------
Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                    13
             ---------------------------------------------------------
Item 4.      CONTROLS AND PROCEDURES                                                                                      13
             -----------------------
Item 4T.     CONTROLS AND PROCEDURES                                                                                      13
             -----------------------


                                                      PART II - OTHER INFORMATION
                                                      ---------------------------

Item 1.      LEGAL PROCEEDINGS                                                                                            13
             -----------------
Item 1A.     RISK FACTORS                                                                                                 13
             ------------
Item 2.      UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS                                                             13
             ------------------------------------------------
Item 3.      DEFAULTS UPON SENIOR SECURITIES                                                                              13
             -------------------------------
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          13
             ---------------------------------------------------
Item 5.      OTHER INFORMATION                                                                                            14
             -----------------
Item 6.      EXHIBITS                                                                                                     14
             --------


SIGNATURES                                                                                                               S-1
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1:  Financial Statements
         --------------------

                                          UBS MANAGED FUTURES LLC (ASPECT SERIES)
                                        Condensed Statements of Financial Condition

                                                                                      March 31, 2007       December 31, 2006
                                                                                     -----------------   --------------------
                                                                                       (unaudited)
Assets
  Equity in commodity trading account at clearing broker:
    Cash                                                                             $      7,735,632      $           -
    Unrealized appreciation/depreciation on open contracts, net                               102,882                  -
                                                                                     -----------------   --------------------
                                                                                            7,838,514                  -

  Cash at bank                                                                                592,452                  -
  Deferred offering costs                                                                        -                 109,591
  Interest receivable                                                                          17,462                  -
                                                                                     -----------------   --------------------
Total assets                                                                         $      8,448,428     $        109,591
                                                                                     =================   ====================

Liabilities and Members' Capital
Liabilities
  Accrued brokerage commissions                                                      $          1,094     $            -
  Accrued sales commission                                                                      6,725                  -
  Accrued sponsor's fee                                                                           842                  -
  Accrued management fee                                                                        6,733                  -
  Accrued performance fee                                                                      12,013                  -
  Accrued operating costs and administrative fee                                               10,323                  -
  Accrued organizational and initial offering costs                                           328,552              318,411
  Subscriptions received in advance                                                           602,452                  -
                                                                                     -----------------   --------------------
Total liabilities                                                                             968,734              318,411
                                                                                     -----------------   --------------------

Members' Capital
  Members (7,760.62 and 0 units outstanding at March 31, 2007 and
   December 31, 2006, respectively, unlimited units authorized)                             7,479,694             (208,820)
  Sponsor (0 units outstanding at March 31, 2007 and
   December 31, 2006, respectively, unlimited units authorized)                                  -                     -
                                                                                     -----------------   --------------------
Total members' capital                                                                      7,479,694             (208,820)
                                                                                     -----------------   --------------------

Total liabilities and members' capital                                               $      8,448,428    $        109,591
                                                                                     =================   ====================
See accompanying notes to financial statements.

                                           UBS MANAGED FUTURES LLC (ASPECT SERIES)

                                              Condensed Statement of Operations

                                                        (unaudited)

                                                                                   January 1, 2007            January 1, 2006
                                                                                       through                    through
                                                                                    March 31, 2007            March 31, 2006 *
                                                                                --------------------       ---------------------
Income:
  Trading gains (losses)
    Net realized loss                                                           $      (31,296)             $           -
    Change in unrealized appreciation/depreciation on open contracts                   102,882                          -
  Interest income                                                                       17,462                          -
  Foreign currency transaction gain                                                         20                          -
                                                                                --------------------       ---------------------
    Total income                                                                        89,068                          -
                                                                                --------------------       ---------------------

Expenses:
  Brokerage commission                                                                   4,806                          -
  Sales commission                                                                       6,725                          -
  Sponsor's fee                                                                            842                          -
  Management fee                                                                         6,733                          -
  Performance fee                                                                       12,013                          -
  Operating costs and administrative fee                                                10,323                          -
                                                                                --------------------       ---------------------
    Total expenses                                                                      41,442                          -
                                                                                --------------------       ---------------------

Net income                                                                      $       47,626              $           -
                                                                                ====================       =====================

Net Income per unit:

Number of units outstanding                                                           7,760.62                          -
                                                                                ====================       =====================
Net Income per unit                                                             $        6.137              $           -
                                                                                ====================       =====================

* Commencement of the operations of the Series was March 16, 2007

See accompanying notes to financial statements.

                                  UBS MANAGED FUTURES LLC (ASPECT SERIES)
                             Condensed Statement of Changes in Members' Capital
                                        Quarter ended March 31, 2007
                                                (unaudited)



                                                             Member Units        Sponsor Units        Total
                                                           ---------------      ---------------    -------------
Members' capital at January 1, 2007                               --                   --               --

Members' subscriptions                                         7,760.62                --            7,760.62

Members' redemptions                                              --                   --               --

Members' capital at March 31, 2007                             7,760.62                --            7,760.62


                                                                                    Sponsor
                                                           Member Dollars           Dollars           Total
                                                          ----------------      ---------------    -------------

Members' capital at January 1, 2007                       $    (208,820)               -             (208,820)

Initial offering costs                                         (119,732)               -             (119,732)

Members' subscriptions                                        7,760,620                -            7,760,620

Members' redemptions                                                -                  -                             -

Net income                                                       47,626                -               47,626
                                                          ----------------      ---------------    -------------

Members' capital at March 31, 2007                         $  7,479,694                -            7,479,694
                                                          ================      ===============    ==============

Net asset value per unit at March 16, 2007*                $    957.664                -              957.664

Net income per unit                                               6.137                -                6.137

Net asset value per unit at March 31, 2007                      963.801                -              963.801


* Commencement of the operations of the Series


See accompanying notes to financial statements.

                                   UBS MANAGED FUTURES LLC (ASPECT SERIES)
                                      Condensed Schedule of Investments
                                               March 31, 2007
                                                 (unaudited)
                                                                                 % of              Net Unrealized Appreciation /
                                                                                Members'               Decpreciation on Open
                                                                                Capital                    Contracts
                                                                             -------------        ------------------------------
FUTURES CONTRACTS:
Long contracts
  Domestic
    Agriculture                                                                 (0.11%)           $                    (8,588)
    Interest rates                                                              (0.01%)                                  (425)
    Metals                                                                       0.17%                                 13,088
    Stock                                                                        0.01%                                    860
  Foreign
    Agriculture                                                                  0.12%                                  8,978
    Interest rates                                                              (0.01%)                                  (614)
    Stock                                                                        0.31%                                 23,359
                                                                             -------------        ------------------------------
                                                                                 0.48%                                 36,658
Short contracts
  Domestic
    Agriculture                                                                  0.09%                                  6,799
    Energy                                                                      (0.93%)                               (69,553)
    Fixed income                                                                 0.01%                                    469
    Interest rates                                                               0.02%                                  1,353
    Foreign
    Fixed income                                                                 0.26%                                 19,403
    Interest rates                                                               0.57%                                 42,983
                                                                             -------------        ------------------------------
                                                                                 0.02%                                  1,454

Total futures contracts                                                          0.50%                                 38,112
                                                                             -------------        ------------------------------

FORWARD CURRENCY CONTRACTS:
  Total long forward currency contracts                                          0.09%                                  6,798
  Total short forward currency contracts                                         0.78%                                 57,972
                                                                             -------------        ------------------------------

Total forward currency contracts                                                 0.87%                                 64,770
                                                                             -------------        ------------------------------

Net unrealized appreciation/depreciation on open contracts                       1.37%            $                   102,882
                                                                             =============        ==============================

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

(1)   Organization

UBS Managed Fund Services Inc. (the "Sponsor"), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the "Platform") of which UBS Managed Futures LLC (Aspect Series) (the "Aspect Series") is a "segregated series." The Aspect Series invests all or substantially all of its assets in UBS Managed Futures (Aspect) LLC (the "Trading Fund") which is advised by Aspect Capital Limited (the "Trading Advisor"). The Aspect Series and the Trading Fund are collectively referred to herein as the "Series". UBS Securities LLC is the Series' futures clearing broker and UBS AG is the foreign exchange clearing broker of the Series (collectively, the "Clearing Broker"). The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. The Series was organized on October 26, 2006 and had not commenced trading until March 16, 2007, except for matters relating to the Series' organization, the registration of the Series' units of limited liability company interests ("Units") under the Securities Exchange Act of 1934, as amended and the offering of such Units.

On March 15, 2007, the Series issued 5,000.00 Units to the Trading Advisor for $5,000,000 (the "Trading Advisor Investment") and issued 2,760.62 Units for $2,760,620 to third parties. The Series may terminate upon the determination of the Sponsor to do so for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a "Member"), to dissolve the Series at any time).

(2)   Summary of Significant Accounting Policies

The accompanying unaudited financial statements of the Series have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Series for the period presented have been included. The following is a description of the more significant of those policies that the Series follows in preparing its financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Commodity futures, options on futures, and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/depreciation on open contracts in the Statements of Financial Condition as the difference between the original contract value and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the change in unrealized appreciation/depreciation on open contracts in the Statements of Operations. Realized gains and losses on futures and forward contracts are recognized when contracts are closed.

Foreign Currency Transactions
-----------------------------

The Series' functional currency is the U.S. dollar; however, it transacts business in the U.S. dollar and in currencies other than the U.S. dollar. Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates. Asset and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation into U.S. dollar are reported as foreign currency transaction gain or loss in the Statements of Operations.

Cash at the Clearing Broker
---------------------------

A portion of the assets maintained at the Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of March 31, 2007 was restricted cash for margin requirements of $627,281.

Income Taxes
------------

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member's share of the Series' income and expenses as reported for income tax purposes.

Distributions
-------------

The Sponsor does not intend to make any distributions. Consequently, in order to pay the taxes attributable to their investment in a Series, Members must either redeem Units or pay such taxes from other sources.

Subscriptions
-------------

Units are purchased generally at the beginning of each calendar month at the net asset value per Unit for all other purposes (see Note 3). The subscription request must be submitted at least seven calendar days prior to the first day of any month in which a Member intends to invest.

Redemptions
-----------

Units may be redeemed as of the end of any calendar month (each, a "Redemption Date") at the net asset value per Unit for all other purposes (see Note 3) as of such Redemption Date. Redemption requests must be submitted on or prior to the 15th day of the calendar month of such Redemption Date or the following business day.

The Trading Advisor will be subject to the same redemption terms and procedures as other Members with respect to its investment in the Series. However, as soon as the Series reaches a capitalization of $10 million (including the Trading Advisor Investment and any performance gains thereon) (the "Capitalization Threshold"), the Trading Advisor shall be entitled to redeem the Trading Advisor Investment (together with any performance gains thereon), subject to the terms of the then current Confidential Disclosure Document of the Platform (the "Disclosure Document"); provided, that the Trading Advisor will only be entitled to redeem on any individual redemption date as described the Disclosure Document in an amount of up to one-third of the Trading Advisor Investment (together with any performance gains on that proportion of the Trading Advisor Investment which may be redeemed). In addition, the Trading Advisor will be able to make such redemptions only to the extent that the capitalization of the Series does not decrease below the Capitalization Threshold as of the applicable redemption date after accounting for such redemptions and any redemptions of other Members of the Series effective as of such redemption date. For the avoidance of doubt, the Trading Advisor will not be obliged to make any additional investments into the Series.

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

Indemnifications
----------------

In the normal course of business, the Series enters into contracts and agreements that contain a variety of representations and warranties and which would provide general indemnifications. The Series maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Series that have not yet occurred. The Series expects the risk of any future obligation under these indemnifications to be remote.

(3)   Related Party Transactions

The Series' assets are maintained at the Clearing Broker. On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points. In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short term interest rate plus a spread of up to 100 basis points (at current rates). For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points (at current rates).

The Series incurred brokerage commissions of $4,806 for the period and accrued $1,094 owed to the Clearing Broker at March 31, 2007.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member's initial subscription to the Series during any twelve month period. For instance, if a Member first subscribes for Units of a Series on January 1, redeems completely from such Series on June 1 and subscribes again for such Series on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. ranging from 0% to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred for the period and owed UBS Financial Services Inc. $6,725 at March 31, 2007.

The Series pays a fee to the Sponsor of 25 basis points per annum on the Series' month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.

The Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. As described in the Disclosure Document, the Series is reimbursing the Sponsor for these costs and the unreimbursed costs as of March 31, 2007 are recorded in accrued organizational and the initial offering costs on the Condensed Statements of Financial Condition. For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from members' capital as of March 16, 2007 (the date of commencement of operations of the Series). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (the "net asset value for all other purposes" or the "net asset value per Unit for all other purposes").

(4)   Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series' month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, sponsor's fees or extraordinary fees accrued as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Sponsor's fee but after deducting the management fee.

(5)   Recent Accounting Pronouncement FAS 157

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 157. Fair Value Measurements ("FAS 157") establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007 and interim periods within these fiscal years. The Series is currently evaluating the impact of adopting FAS 157 on its financial statements.

(6)   Trading Activities and Related Market and Credit Risk

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Series is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures requires margin deposits with a futures commission merchant ("FCM"). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Clearing Broker is an FCM.

Due to forward contracts being traded in unregulated markets between principals, the Series also assumes a credit risk, the risk of loss from counterparty non-performance. Additionally, the Series is exposed to the creditworthiness of the Clearing Broker. In the unlikely event of Clearing Broker bankruptcy, the Series could lose all or substantially all of its assets.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Series is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the quarter ended March 31, 2007 are reflected in the Condensed Statement of Operations and equal the trading gains (losses) less brokerage commission. Such trading results reflect the net gain or loss arising from the Series' speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective capital account.

(7)   Financial Highlights

The following financial highlights show the Series' financial performance for the period from March 16, 2007 to March 31, 2007. Total return is calculated as the change in a theoretical Member's investment over the entire period - a percentage change in the member's capital value for the period. Total return is calculated based on the aggregate return of the Series taken as a whole. The amounts are not annualized.

      Members capital per Unit at beginning of period             $         957.664
      Net realized loss                                                      (4.033)
      Change in unrealized trading profits                                   13.257
      Interest income                                                         2.250
      Foreign currency transaction gain                                       0.003
      Expenses                                                               (5.340)
                                                                   --------------------
      Members capital per Unit at end of period                    $        963.801
                                                                   ====================

      Total Return:
         Total return before performance fee                                  0.80%
         Performance fee                                                     (0.16%)
                                                                   --------------------
         Total return after performance fee                                   0.64%
                                                                   ====================

      Ratios to members' capital
         Net investment loss                                                 (0.26%)

         Expenses:
            Expenses                                                          0.39%
            Performance fees                                                  0.16%
                                                                   --------------------
               Total expenses                                                 0.55%
                                                                   ====================

(8)   Subsequent Events

Member subscriptions received for the period April 1, 2007 to May 15, 2007 totaled $3,087,002.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Operational Overview

This performance summary describes the manner in which UBS Managed Futures LLC (Aspect Series) (the "Series") has performed in the past and is not an indication of future performance. While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

The Series is unlikely to be profitable in markets in which trends do not occur. Static or erratic prices are likely to result in losses. Similarly, sharp trend reversals, which can be caused by many unexpected events, can lead to major short term losses, as well as gains.

While there is no assurance the Series will profit in any market condition, markets having substantial and sustainable price movements offer the best profit potential for the Series.

Liquidity

Virtually all of the Series' capital is held in cash or cash equivalents at UBS Securities LLC (the "Clearing Broker") and is used to margin the Series' futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. It does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Series pays prevailing market rates for such borrowings.

Because the Series' assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. During its operations through March 31, 2007, the Series experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades. The Series processes redemptions on a monthly basis.

Capital Resources

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges. Within broad ranges of capitalization, the Series' trading positions should increase or decrease in approximate proportion to the size of the Series.

The Series raises additional capital only through the sale of Units and capital is increased through trading profits (if any). The Series does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

The Series trades a variety of futures-related instruments, including futures contracts in bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Series' trading advisor, Aspect Capital Limited (the "Trading Advisor") attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. The Trading Advisor double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, the Trading Advisor seeks to control overall risk as well as the risk of any one position, and the Trading Advisor trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. The Trading Advisor factors the point of exit into the decision to enter (stop loss). The size of the Trading Advisor's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

The financial instruments traded by the Series contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Series' satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Series.

Due to the nature of the Series' business, substantially all its assets are represented by cash and U.S. government obligations, while the Series maintains its market exposure through open futures and forward contract positions.

The Series' futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Open futures positions are marked to market each trading day and the Series' trading accounts are debited or credited accordingly. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Series is assigned a position in the underlying future which is then settled by offset. The Series' spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Series' cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Series' debt securities to decline, but only to a limited extent. More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Series' profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Series is likely to suffer losses.

Results of Operations

General
-------

UBS Managed Futures LLC (the "Platform") is being sponsored by UBS Managed Fund Services Inc. (the "Sponsor"). The purpose of the Platform is to make available to qualified clients of the Sponsor or it is affiliates professional managed futures advisors. The Platform is a limited liability company issuing segregated series of limited liability company interests. Each series will invest in either a wholly-owned trading subsidiary or an existing fund managed by a professional managed futures advisor. Over time, the Platform intends to offer investors a selection of different segregated series managed by different advisors collectively employing a range of technical, fundamental, systematic and/or discretionary trading strategies.

The Series is the first to be offered on the Platform. The Series is traded solely by the Trading Advisor, using its Aspect Diversified Program (the "Program"). The Program is a broadly diversified global trading strategy that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) futures contracts in bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives. By maintaining a comparatively small exposure to any individual market, the aim is to achieve real diversification.

The Trading Advisor was established in 1997 by Martin Lueck, Anthony Todd, Eugene Lambert and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck Limited (now called ED&F Man Investment Products Limited). The Trading Advisor has grown to a team of 106 with a strong focus on research and implementation. As of March 31, 2007, the Trading Advisor was managing approximately $4.4 billion. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since 1999, the Trading Advisor has been a member of the National Futures Association and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator. The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. The Trading Advisor did not participate in approximately twenty of seventy markets traded by the Program due the relatively small size of the account, but will continue to enter the remaining markets as the Series' assets increase.

Performance Summary

This performance summary is an outline description of how the Series performed during the final weeks of March 2007, not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

March 16, 2007 to March 31, 2007

                                                    Realized/Unrealized
                                                  Trading Gains (Losses)
                                                  ----------------------

        Stock Indices                                     $ 49,709
        Metals                                               19,063
        Currencies                                           64,770
        Energy                                            (156,707)
        Interest Rates                                       76,577
        Agricultural Commodities                             18,173
                                                          ---------
                                                           $ 71,585

The Series ended March 2007 with a slightly positive return of .64 percent. The majority of the return was realized in the foreign exchange and interest rate markets with the British pound sterling/U.S. dollar and Australian Dollar/U.S. dollar positions strengthening against the weaker U.S. dollar. This benefited the Series' overall short U.S. dollar position. The Series' positions in the interest rate markets profited as well with the majority of the gains generated from the Series' short British pound sterling position. Energy was the worst performing sector with crude oil contributing the greatest losses. The market suffered as geopolitical pressures coupled with tightening markets drove prices upward against the Series' net short position. The remaining sectors finished the month in positive territory. In particular the Series benefited from stock indices profits as the markets rebounded from the sharp declines in late February and early March.

Variables Affecting Performance
-------------------------------

The principal variables that determine the net performance of the Series are gross profitability from the Series' trading activity and interest income.

The Series' assets are maintained at the Clearing Broker. On assets held in U.S. dollars, UBS credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points. In the case of non-US dollar instruments, the Clearing Broker lends to the Series all required non-US currencies at a local short term interest rate plus a spread of up to 100 basis points (at current rates). For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points (at current rates).

The Series' management, Sponsor's and administrative fees are a constant percentage of the Series' Net Asset Value. Brokerage commissions, which are not based on a percentage of the Series net assets, are based on the volume of trades executed and cleared on behalf of the Series. Brokerage commissions are based on the actual number of contracts traded. The performance fees payable to the Trading Advisor are based on the new net trading profits generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is no meaningful distinction between realized and unrealized profits. Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Series' sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. The Series' Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series' open future and forward currency contracts, both long and short, at March 31, 2007.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Not applicable; the Series is a small business issuer.

Item 4:  Controls and Procedures
         -----------------------

The Sponsor, with the participation of the Sponsor's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Sponsor's internal controls with respect to the Series or in other factors applicable to the Series that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T:  Controls and Procedures
          -----------------------

Not applicable.

PART II - OTHER INFORMATION
---------------------------

Item 1:   Legal Proceedings
          -----------------

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

Item 1A:  Risk Factors
          ------------

There are not material changes to the risk factors previously disclosed in the Series' most recent Form 10-K filed on March 29, 2007.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

(a)      Not applicable.

(b)      Not applicable.

(c)      None.


Item 3:  Defaults Upon Senior Securities
         -------------------------------

(a)      None.

(b)      None.


Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5:  Other Information
         -----------------

(a)      None.

(b)      Not applicable.

Item 6:  Exhibits
         --------

The following exhibits are included herewith.

-------------------------------------------------------------------------------------------------------------------------------
   Exhibit Number     Description of Document
   --------------     -----------------------
-------------------------------------------------------------------------------------------------------------------------------
       **1.1          Selling Agreement.
-------------------------------------------------------------------------------------------------------------------------------
        *3.1          Certificate of Formation of UBS Managed Futures LLC.
-------------------------------------------------------------------------------------------------------------------------------
        *4.1          Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
-------------------------------------------------------------------------------------------------------------------------------
        *4.2          Separate Series Agreement for the Series.
-------------------------------------------------------------------------------------------------------------------------------
       *10.1          Advisory Agreement.
-------------------------------------------------------------------------------------------------------------------------------
       **10.2         Representation Letter.
-------------------------------------------------------------------------------------------------------------------------------
       **10.3         Administration Agreement.
-------------------------------------------------------------------------------------------------------------------------------
       **10.4         Escrow Agreement.
-------------------------------------------------------------------------------------------------------------------------------
       *10.5          Form of Customer Agreement.
-------------------------------------------------------------------------------------------------------------------------------
       **10.6         Form of Subscription Agreement.
-------------------------------------------------------------------------------------------------------------------------------
        31.1          Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities
                      Exchange Act of 1934.
-------------------------------------------------------------------------------------------------------------------------------
        31.2          Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities
                      Exchange Act of 1934.
-------------------------------------------------------------------------------------------------------------------------------
        32.1          Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
        32.2          Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------

* Incorporated by reference to the Series' Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series' Form 10/A previously filed on January 30, 2007.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor



By: /s/ Julie M. DeMatteo
   ------------------------------------------------
Name:   Julie M. DeMatteo
Title:  President and Chief Executive Officer