Form 10-Q
period 2007-06-30
UBS Managed Futures LLC (Aspect Series)
filed 2007-08-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-52192

UBS MANAGED FUTURES LLC (ASPECT SERIES)
(Exact name of registrant as specified in its charter)

Delaware	03-0607985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o UBS MANAGED FUND SERVICES INC. One North Wacker Drive 31st Floor Chicago, Illinois 60606
(Address of Principal Executive Offices)
 (877) 272-2613
(Registrant’s telephone number, including area code)

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
                           Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes  ☐ No  ☒

ii

UBS MANAGED FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2007 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Condensed Statements of Financial Condition (unaudited) Condensed Statements of Operations (unaudited) Condensed Schedule of Investments (unaudited) Condensed Statements of Changes in Members’ Capital (unaudited) Notes to Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4.	CONTROLS AND PROCEDURES	14
Item 4T.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14
Item 1A.	RISK FACTORS	14
Item 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
Item 5.	OTHER INFORMATION	15
Item 6.	EXHIBITS	15

SIGNATURES		S-1

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Statements of Financial Condition

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Equity in commodity trading account at clearing broker:
Cash	$13,327,724	$-
Unrealized appreciation/depreciation on aopen contracts, net	426,052	-
	13,753,776	-

Cash at bank	4,285,950	-
Deferred offering costs	-	109,591
Interest receivable	54,345	-
Total assets	$18,094,071	$109,591

Liabilities and Members’ Capital
Liabilities
Accrued brokerage commissions	$2,131	$-
Accrued sales commission	22,391	-
Accrued sponsor’s fee	2,799	-
Accrued management fee	22,835	-
Accrued performance fee	297,782	-
Accrued operating costs and administrative fee	43,161	-
Accrued organizaional and initial offering costs	314,774	318,411
Subscriptions received in advance	4,285,950	-
Total liabilities	4,993,823	318,411

Members’ Capital
Members (11,978.14 and 0 uits outstanding at June 30, 2007 and December 31, 2006, respectively, unlimited units authorized)	13,089,383	(208,820)
Sponsor (9.94 and 0 units outstanding at June 30, 2007 and December 31, 2006, respectively, unlimited units authorized)	10,865	-
Total members’ capital	13,100,248	(208,820)

Total liabilities and members’ capital	$18,094,071	$109,591

See accompanying notes to financial statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Statements of Operations

(unaudited)

	April 1, 2007 through June 30, 2007	April 1, 2006 through June 30, 2006 *	January 1, 2007 through June 30, 2007	January 1, 2006 through June 30, 2006 *

Trading gains (losses):
Net realized gain	$1,242,034	$-	$1,210,758	$-
Change in unrealized appreciation/depreciation on open contracts	323,170	-	426,052	-
Brokerage commission	(18,775)	-	(23,581)	-
Net trading gains	1,546,429	-	1,613,229	-

Investment income
Interest income	134,172	-	151,634	-
Total investment income	134,172	-	151,634	-

Expenses
Sales commission	56,370	-	63,095	-
Sponsor’s fee	7,045	-	7,887	-
Management fee	57,165	-	63,898	-
Performance fee	297,782	-	309,795	-
Operating costs and administrative fee	60,355	-	70,678	-
Total expenses	478,717	-	515,353	-

Net investment loss	(344,545)	-	(363,719)	-

Net income	$1,201,884	$-	$1,249,510	$-

Net income per unit:
Weighted average number of units outstanding	10,374.84	-	9,721.28	-
Net income per weighted average unit	$115,846	$-	$128,533	$-

* Commencement of operations of the Series was March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES) Condensed Schedule of Investments June 30, 2007 (unaudited)

	% of Members’ Capital	Net Unrealized Appreciation / Depreciation on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.24%	$31,801
Energy	0.02%	2,515
Metals	0.08%	10,881
Stock Indices	0.05%	6,911
Foreign
Agriculture	0.08%	10,500
Stock Indices	0.22%	28,178
	0.69%	90,786
Short contracts
Domestic
Agriculture	(0.07)%	(9,148)
Energy	0.03%	4,440
Interest rates	(0.16)%	(20,706)
Foreign
Fixed income	0.39%	50,297
Interest rates	1.31%	171,007
	1.50%	195,890

Total futures contracts	2.19%	286,676
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.23%	160,482
Total short forward currency contracts	(0.16)%	(21,106)

Total forward currency contracts	1.07%	139,376
Net unrealized appreciation/depreciation on open contracts	3.26%	$426,052
See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Statements of Changes in Members’ Capital
For the six months ended June 30, 2007
(unaudited)

	Member Units	Sponsor Units	Total
Members’ capital at January 1, 2007	-	-	-

Members’ subscriptions	11,978.14	9.94	11,988.08
Members’ redemptions	-	-	-

Members’ scapital at June 30, 2007	11,978.14	9.94	11,988.08

	Member Dollars	Sponsor Dollars	Total
Members’ capital at January 1, 2007	$(208,647)	$(173)	$(208,820)

Initial offering costs	(119,632)	(100)	(119,732)

Members’ subscriptions	12,169,290	10,000	12,179,290

Members’ redemptions	-	-	-

Net income	1,248,372	1,138	1,249,510

Members’ capital at June 30, 2007	$13,089,383	$10,865	$13,100,248

Net asset value per unit at March 16, 2007*	$957.664	$957.664	$957.664

Change in net asset value per unit	135.109	135.109	135.109

Net asset value per unit at June 30, 2007	$1,092.773	$1,092.773	$1,092.773

* Commencement of the operations of the Series

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

(1)  Organization

UBS Managed Fund Services Inc. (the “Sponsor”), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the “Platform”) of which UBS Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series.”  The Aspect Series invests all or substantially all of its assets in UBS Managed Futures (Aspect) LLC (the “Trading Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series and the Trading Fund are collectively referred to herein as the “Series.”  UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG is currently the foreign exchange clearing broker of the Series, although the Series may execute foreign exchange trades through another clearing broker at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Aspect Series will continue to be offered.  The Series was organized on October 26, 2006 and had not commenced trading until March 16, 2007.  The Series had, however, engaged in matters prior to March 16, 2007 relating to the Series’ organization, the registration of the Series’ units of limited liability company interests (“Units”) under the Securities Exchange Act of 1934, as amended, and the offering of such Units.

On March 15, 2007, the Series issued 5,000.00 Units to the Trading Advisor for $5,000,000 (the “Trading Advisor Investment”) and issued 2,760.62 Units for $2,760,620 to third parties. On April 1, 2007, the Series issued 9.94 Units to the Sponsor for $10,000. The Series may terminate upon the determination of the Sponsor to do so for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

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

Revenue Recognition

Commodity futures, options on futures, and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/depreciation on open contracts in the Condensed Statements of Financial Condition as the difference between the original contract value and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.  The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the change in unrealized appreciation/depreciation on open contracts in the Condensed Statements of Operations.  Realized gains and losses on futures and forward contracts are recognized when contracts are closed.

Foreign Currency Transactions

The Series’ functional currency is the U.S. dollar; however, it transacts business in the U.S. dollar and in currencies other than the U.S. dollar.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Asset and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollars are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation into U.S. dollar are included with the net realized and unrealized gain or loss on investments in the Condensed Statement of Operations.

Cash at the Clearing Broker

A portion of the assets maintained at the Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of June 30, 2007 was restricted cash for margin requirements of $1,653,729.

Income Taxes

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

Distributions

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

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the net asset value per Unit for all other purposes (see Note 3) as of such Redemption Date.  Redemption requests must be submitted on or prior to the 15th day of the calendar month of such Redemption Date or the following business day.  The Sponsor may permit redemptions at other times and on shorter notice.

The Trading Advisor is subject to the same redemption terms and procedures as other Members with respect to its investment in the Series.  However, the Trading Advisor may redeem on any individual redemption date as described in the Disclosure Document in an amount of up to one-third of the Trading Advisor Investment (together with any performance gains on that proportion of the Trading Advisor Investment which may be redeemed).  In addition, the Trading Advisor is able to make such redemptions only to the extent that the capitalization of the Series does not decrease below $10 million (including the Trading Advisor Investment and any performance gains thereon as of the applicable redemption date after accounting for such redemptions and any redemptions of other Members of the Series effective as of such redemption date.

Following March 15, 2008, the Trading Advisor will not be subject to any such restrictions and may redeem the entirety of its investment as of any redemption date, subject to the terms of the Disclosure Document.  For the avoidance of doubt, the Trading Advisor will not be obliged to make any additional investments into the Series.

Indemnifications

In the normal course of business, the Series enters into contracts and agreements that contain a variety of representations and warranties and which would provide general indemnifications.  The maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Series that have not yet occurred.  The Series expects the risk of any future obligation under these indemnifications to be remote.

(3)     Related Party Transactions

The Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points (at current rates).  For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points (at current rates).

The Series incurred brokerage commissions of $18,775 and $23,581 for the three months and six months ended June 30, 2007, respectively, and accrued $2,131 owed to the Clearing Broker at June 30, 2007.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc., an affiliate of the Sponsor, equal to 2% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $56,370 and $63,095 for the three months and six months ended June 30, 2007, respectively, and accrued $22,391 owed to UBS Financial Services Inc. at June 30, 2007.  UBS Financial Services, Inc., in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

The Series pays a fee to the Sponsor of 25 basis points per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $7,045 and $7,887 for the three months and six months ended June 30, 2007, respectively, and accrued $2,799 owed to the Sponsor at June 30, 2007.

The Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Disclosure Document, the Series is reimbursing the Sponsor for these costs and the unreimbursed costs as of June 30, 2007 are recorded in accrued organizational and the initial offering costs on the Condensed Statements of Financial Condition.  For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting (unaudited)	Number of Units	All Other Purposes (unaudited)	Financial Reporting (unaudited)
March 16, 2007	7,760,620	7,432,068	7,760.62	1,000.000	957.664
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1092.773

Total return after perform fee, three months ended June 30, 2007				11.22%	13.38%
Total return after performance fee, period from March 16, 2007 to June 30, 2007				11.86%	14.11%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(4)           Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $57,165 and $63,898 for the three months and six months ended June 30, 2007, respectively, and accrued $22,835 owed to the Trading Advisor at June 30, 2007.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $297,782 and $309,795 for the three months and six months ended June 30, 2007, respectively, and accrued $297,782 owed to the Trading Advisor at June 30, 2007.

(5)           Recent Accounting Pronouncement FAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 157.  Fair Value Measurements (“FAS 157”) establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  The Series is currently evaluating the impact of adopting FAS 157 on its financial statements.

(6)           Trading Activities and Related Market and Credit Risk

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Series is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

Due to forward contracts being traded in unregulated markets between principals, the Series also assumes a credit risk and the risk of loss from counterparty non-performance.  Additionally, the Series is exposed to the creditworthiness of the Clearing Broker.  In the unlikely event of the Clearing Broker’s bankruptcy, the Series could lose all or substantially all of its assets.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Series is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the three and six months ended June 30, 2007 are reflected in the Condensed Statements of Operations and equal the trading gains (losses) less brokerage commission.  Such trading results reflect the net gain or loss arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective investment in the Series.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended June 30, 2007 and for the period from March 16, 2007 to June 30, 2007.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the member’s capital value for the period.  Total return is calculated based on the aggregate return of the Series taken as a whole.  The amounts are not annualized.

	Three months ended June 30, 2007	Period from March 16, 2007 to June 30, 2007
Members’ capital per Unit at beginning of period	$963.801	$957.664

Income from operations:
Net trading gains	162.182	172.524
Net investment loss	(33.210)	(37.415)
Net change in Members’ capital per Unit from operations	128.972	135.109

Members’ capital per Unit at end of period	$1,092.773	$1,092.773

Total return:
Total return before performance fee	16.06%	16.81%
Performance fee	(2.68)%	(2.70)%
Total return after performance fee	13.38%	14.11%

Ratios to average members’ capital
Net investment loss	(3.27)%	(3.73)%

Expenses:
Expenses	1.60%	2.11%
Performance fee	2.94%	3.17%
Total expenses	4.54%	5.28%

(8)           Subsequent Events

Member subscriptions received for the period July 1, 2007 to August 1, 2007 totaled $1,853,182.50.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary describes the manner in which UBS Managed Futures LLC (Aspect Series) (the “Series”) has performed in the past and is not an indication of future performance.  While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

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

Liquidity

Virtually all of the Series’ capital is held in cash or cash equivalents at UBS Securities LLC (the “Clearing Broker”) and is used to margin the Series’ futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  The Series does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.  The Series pays prevailing market rates for such borrowings.

Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This permits Aspect Capital Limited (the “Trading Advisor”), the Series’ trading advisor, to enter and exit markets, leverage and deleverage in accordance with its strategy.  During its operations through June 30, 2007, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis, although there have been no redemptions made during the quarter ending June 30, 2007.

Capital Resources

The Series’ units of limited liability company interests (“Units”) may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the Series’ trading positions should increase or decrease in approximate proportion to the size of the Series.

The Series raises additional capital only through the sale of Units and capital is increased through trading profits (if any).  The Series does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

The Series may trade a variety of futures-related instruments, including (but not limited to) futures contracts in bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Trading Advisor attempts to control risk in all aspects of the investment process.   The Series is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems which are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Series contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Series’ satisfaction of the obligations may exceed the amount recognized in the Condensed Statements of Financial Condition of the Series.

Due to the nature of the Series’ business, substantially all its assets are represented by cash and U.S. government obligations, while the Series maintains its market exposure through open futures and forward contract positions.

The Series’ futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Series’ trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Series is assigned a position in the underlying future which is then settled by offset.  The Series’ spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Series’ cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Series’ debt securities to decline, but only to a limited extent.  More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Series’ profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Series is likely to suffer losses.

Results of Operations

General

UBS Managed Futures LLC (the “Platform”) is being sponsored by UBS Managed Fund Services Inc. (the “Sponsor”).  The purpose of the Platform is to make available to qualified clients of the Sponsor or it is affiliates professional managed futures advisors.  The Platform is a limited liability company issuing segregated series of limited liability company interests.  Each series will invest in either a wholly-owned trading subsidiary or an existing fund managed by a professional managed futures advisor.  Over time, the Platform intends to offer investors a selection of different segregated series managed by different advisors collectively employing a range of technical, fundamental, systematic and/or discretionary trading strategies.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.

The Series is the first to be offered on the Platform.  The Series is traded solely by the Trading Advisor, using its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading strategy that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives.  By maintaining a comparatively small exposure to any individual market, the aim is to achieve real diversification.

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck (now part of Man Group plc).  The Trading Advisor has grown to a team of over 100 employees and manages approximately $5.035 billion as of June 30, 2007.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since 1999, the Trading Advisor has been a member of the National Futures Association (“NFA”) and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  As of June 30, 2007, the Series had a capitalization of $13,409,546, of which $5,616,402 was attributable to the Trading Advisor.  The Series participated in no fewer than 70 of the 84 markets traded by the Program due the relatively small size of the account, but will continue to enter the remaining markets as the Series’ assets increase.

Performance Summary

Quarter ending June 30, 2007

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2007, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Series ended June 2007 with a year-to-date positive return of 11.86%, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

April 1, 2007 to June 30, 2007

The Series ended the month of April 2007 with a 2.92% positive return for the month and a 3.51% return from March 16, 2007 to April 30, 2007.

Significant returns were realized in the currency markets.  In addition, stock indices and metals finished the month in positive territory.  The only disappointing sector was agriculturals, which finished the month in slightly negative territory.

The best performing sector was currencies as most of the sector short positions in the Japanese Yen and U.S. dollar benefited from the subsequent weakening of both currencies throughout the month.  As global markets stabilized, investors resumed their carry trade activity sending the Yen lower against the U.S. dollar and the Euro.  Elsewhere, the U.S. dollar weakened against other major currencies following weak data releases, profiting the Series’ short position.

The long positions held across the stock indices sector were also profitable during April, as global equity markets continued to recover from their low in March.  Likewise, metals benefited from the re-emergence of stable trends in the sector as prices, driven by tightening fundamentals and demand growth, generally rallied throughout the month.

The worst performing sector was agriculturals as Cocoa prices sharply reversed to the detriment of the Series’ long positions while corn and soybean prices continued their recent decline following the release of the U.S. Department of Agriculture crop estimates for the 2007 planting season.

The Series ended the month of May 2007 with a 4.80% positive return for the month and a 8.48% return from March 16, 2007 to May 31, 2007.

The Series realized significant returns in the stock, bond and interest rate markets.  All other markets remained flat, with the exception of the metals market which experienced a slight loss.  The Series’ short holdings in bonds and interest rates benefited from many yield increases in the major global markets.  U.S. treasury prices fell as expectations of further rate cuts declined.  The UK and Eurozone declines were fueled by anticipation of further rate hikes to guard against inflation.  The Series’ long U.S., UK and Eurozone stock position benefited from increased merger and acquisition activity.  The optimistic outlook for economic growth in Japan benefited the long Japanese stock index position.

The worst performing sector was metals after the complex finished down against the Series’ long position.  Profit taking and technical sell off led the decline while precious metals fell on the back of the strengthening U.S. dollar.

The Series posted a 3.11% gain during June 2007 resulting in an 11.86% positive return for the Series from March 16, 2007 to June 30, 2007.

During June, the Series’ significant returns were generated by its short interest rate and bond holdings as yields increased to multi-year highs in the first two weeks of the month.  In the U.S., the Federal Reserve indicated that it would not cut rates in the near future.  The most significant returns were realized in the UK after recent Monetary Policy Committee minutes pressured prices to the downside.

Currencies also finished profitably as gains in the New Zealand Dollar, Japanese Yen and Australian Dollar cross rates against the U.S. dollar offset losses in the U.S. dollar/Swiss Franc and U.S. dollar/ Singapore Dollar positions.   The Series garnered significant returns in the agricultural sector as its long soybean holdings generated impressive returns in the aftermath of a reported soybean acreage shortage compared to prior reports.

The stock indices sector ended the month negatively as conditions remained volatile and largely trendless amid investor concerns over inflation and rising yields.  With the exception of lead, metals finished the month flat to down on supply tightness, profit taking and bouts of increased risk aversion.

Quarter ending March 31, 2007

This performance description is a brief summary of how the Series performed during the final weeks of March 2007, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Series ended March 2007 with a slightly positive return of 0.64%.  The majority of the return was realized in the foreign exchange and interest rate markets with the British pound sterling/U.S. dollar and Australian Dollar/U.S. dollar positions strengthening against the weaker U.S. dollar.  This benefited the Series’ overall short U.S. dollar position.  The Series’ positions in the interest rate markets profited as well with the majority of the gains generated from the Series’ short British pound sterling position.  Energy was the worst performing sector with crude oil contributing the greatest losses.  The market suffered as geopolitical pressures coupled with tightening markets drove prices upward against the Series’ net short position.  The remaining sectors finished the month in positive territory.  In particular the Series benefited from stock indices profits as the markets rebounded from the sharp declines in late February and early March.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity and interest income.

The Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points (at current rates).  For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points (at current rates).

The Series’ management, Sponsor’s and administrative fees and the sales commissions are a constant percentage of the Series’ Net Asset Value.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded.  The performance fees payable to the Trading Advisor are based on the new net trading profits generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is no meaningful distinction between realized and unrealized profits.  Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Condensed Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at June 30, 2007.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a small business issuer.

Item 4:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Sponsor’s internal controls with respect to the Series or in other factors applicable to the Series that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T:  Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Sponsor.  UBS AG, an affiliate of the Sponsor and the Series, as well as certain of its subsidiaries and affiliates, including the Clearing Broker, have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of the Sponsor or the Series.

Item 1A:  Risk Factors

There are not material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 29, 2007.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)           None.

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of UBS Managed Futures LLC.
*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
*4.2	Separate Series Agreement for the Series.
*10.1	Advisory Agreement.
**10.2	Representation Letter.
**10.3	Administration Agreement.
**10.4	Escrow Agreement.
*10.5	Form of Customer Agreement.
10.6	Form of Subscription Agreement.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Document
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:   UBS Managed Fund Services Inc.
Sponsor

/s/ Julie M. DeMatteo
Name: Julie M. DeMatteo
Title: President and Chief Executive Officer

        S-1