Form 10-Q
period 2007-09-30
UBS Managed Futures LLC (Aspect Series)
filed 2007-11-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2007

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

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Condensed Statements of Financial Condition (unaudited) Condensed Statements of Operations (unaudited) Condensed Schedule of Investments (unaudited) Condensed Statements of Changes in Members’ Capital (unaudited) Notes to Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4.	CONTROLS AND PROCEDURES	14
Item 4T.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14
Item 1A.	RISK FACTORS	14
Item 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	14
Item 3.	DEFAULTS UPON SENIOR SECURITIES	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
Item 5.	OTHER INFORMATION	15
Item 6.	EXHIBITS	15

SIGNATURES		S-1

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Statements of Financial Condition

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Equity in commodity trading account at clearing broker:
Cash	$18,414,983	$-
Unrealized appreciation/depreciation on open contracts, net	936,034	-
Net payable related to settled, unexpired contracts	(29,046)	-
	19,321,971	-

Cash at bank	38,972	-
Deferred offering costs	-	109,591
Net interest receivable	64,902	-
Total assets	$19,425,845	$109,591

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$2,411	$-
Accrued sales commission	31,784	-
Accrued sponsor's fee	3,973	-
Accrued management fee	31,728	-
Accrued operating costs and administrative fee	79,161	-
Accrued organizational and initial offering costs	-	318,411
Subscriptions received in advance	535,260	-
Redemptions payable	101,711	-
Total liabilities	786,028	318,411

Members’ Capital
Members (18,231.91 and 0 units outstanding at September 30, 2007 and
December 31, 2006, respectively, unlimited units authorized)	18,629,658	(208,820)
Sponsor (9.94 and 0 units outstanding at September 30, 2007 and
December 31, 2006, respectively, unlimited units authorized)	10,159	-
Total members’ ca7pital	18,639,817	(208,820)

Total liabilities and members’ capital	$19,425,845	$109,591

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Statements of Operations

(unaudited)

	July 1, 2007 through September 30, 2007	July 1, 2006 through September 30, 2006 *	January 1, 2007 through September 30, 2007	January 1, 2006 through September 30, 2006 *
Trading gains (losses):
Net realized gain (loss)	$(1,665,618)	$-	$(454,860)	$-
Change in unrealized appreciation/depreciation on open contracts	509,982	-	936,034	-
Brokerage commission	(29,131)	-	(52,712)	-
Net trading gains (losses)	(1,184,767)	-	428,462	-

Investment income:
Interest income	206,793	-	358,427	-
Total investment income	206,793	-	358,427	-

Expenses:
Sales commission	88,758	-	151,853	-
Sponsor's fee	11,095	-	18,982	-
Management fee	88,561	-	152,459	-
Performance fee	-	-	309,795	-
Operating costs and administrative fee	90,965	-	161,643	-
Total expenses	279,379	-	794,732	-

Net investment loss	(72,586)	-	(436,305)	-

Net loss	$(1,257,353)	$-	$(7,843)	$-

Net income (loss) per unit:
Weighted average number of units outstanding	17,211.40	-	12,931.33	-
Net income (loss) per weighted average unit	$(73.054)	$-	$(0.606)	$-

* The Series commenced operations on March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Schedule of Investments

September 30, 2007

(unaudited)

	% of
	Members’	Net Unrealized Appreciation /
	Capital	Depreciation on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	1.36%	$251,852
Energy	0.07%	13,816
Interest rates	0.06%	11,866
Metals	0.28%	52,108
Stock Indices	0.14%	26,890
Foreign
Agriculture	0.03%	5,356
Interest rates	(0.09)%	(17,001)
Stock Indices	0.18%	33,004
	2.03%	377,891
Short contracts
Domestic
Agriculture	(0.25)%	(46,110)
Energy	0.00%	(190)
Metals	(0.32)%	(60,430)
Foreign
Agriculture	(0.10)%	(18,621)
Interest rates	0.01%	886
Stock Indices	(0.28)%	(51,539)
	(0.94)%	(176,004)

Total futures contracts	1.09%	201,887

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts receivable	9.36%	1,744,831
Total forward currency contracts payable	(5.42)%	(1,010,684)

Total forward currency contracts	3.94%	734,147

Net unrealized appreciation/depreciation on open contracts	5.03%	$936,034

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Statements of Changes in Members’ Capital

For the six months ended September 30, 2007

(unaudited)

	Member Units	Sponsor Units	Total
Members’ capital at January 1, 2007	-	-	-
Members’ subscriptions	18,329.91	9.94	18,339.85
Members’ redemptions	(98.00)		(98.00)
Members’ capital at September 30, 2007	18,231.91	9.94	18,241.85

	Member Dollars	Sponsor Dollars	Total
Members’ capital at January 1, 2007	$(208,820)	$-	$(208,820)
Initial offering costs	(119,732)	-	(119,732)
Members’ subscriptions	19,067,923	10,000	19,077,923
Members’ redemptions	(101,711)	-	(101,711)
Net income (loss)	(8,001)	159	(7,843)
Members’ capital at September 30, 2007	$18,629,658	$10,159	$18,639,817

Net asset value per unit at commencement*	$1,000.000	$1,000.000	$1,000.000
Change in net asset value per unit	21.816	21.816	21.816
Net asset value per unit at September 30, 2007	$1,021.816	$1,021.816	$1,021.816

* The Series commenced operations on March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/depreciation on open contracts in the Condensed Statements of Financial Condition as the difference between the original contract value and the market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the financial statements.  The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the change in unrealized appreciation/depreciation on open contracts in the Condensed Statements of Operations.  Realized gains and losses on futures and forward contracts are recognized when contracts are closed.

Foreign Currency Transactions

The Series’ functional currency is the U.S. dollar; however, it transacts business in the U.S. dollar and in currencies other than the U.S. dollar.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Asset and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation into U.S. dollar are included with the net realized and unrealized gain or loss on investments in the Condensed Statements of Operations.

Cash at the Clearing Broker

A portion of the assets maintained at the Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of September 30, 2007 was restricted cash for margin requirements of $2,726,473.

Income Taxes

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

Distributions

The Sponsor does not intend to make any distributions.  Consequently, in order to pay the taxes attributable to their investment in the Series, Members must either redeem Units or pay such taxes from other sources.

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

The Trading Advisor is subject to the same redemption terms and procedures as other Members with respect to its investment in the Series.  However, the Trading Advisor may redeem on any individual Redemption Date as described in the Series’ current Confidential Disclosure Document (including Parts One and Two, the “Disclosure Document”) in an amount of up to one-third of the Trading Advisor Investment (together with any performance gains on that proportion of the Trading Advisor Investment which may be redeemed).  In addition, the Trading Advisor is able to make such redemptions only to the extent that the capitalization of the Series does not decrease below $10 million (including the Trading Advisor Investment and any performance gains thereon as of the applicable redemption date after accounting for such redemptions and any redemptions of other Members of the Series effective as of such redemption date).

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

The Series incurred brokerage commissions of $29,131 and $52,712 for the three months and nine months ended September 30, 2007, respectively, and accrued $2,410 owed to the Clearing Broker at September 30, 2007.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.  Upfront placement fees of $51,618 and $119,796 for the three months and nine months ended September 30, 2007, respectively, were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc., an affiliate of the Sponsor, equal to 2% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $88,758 and $151,853 for the three months and nine months ended September 30, 2007, respectively, and accrued $31,784 owed to UBS Financial Services Inc. at September 30, 2007.  UBS Financial Services, Inc., in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

The Series pays a fee to the Sponsor of 25 basis points per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $11,095 and $18,982 for the three months and nine months ended September 30, 2007, respectively, and accrued $3,973 owed to the Sponsor at September 30, 2007.

The Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Disclosure Document, the Series reimbursed the Sponsor for these costs.  For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816

Total return after performance fee, three months ended September 30, 2007				-7.21%	-6.49%
Total return after performance fee, period from Commencement * to September 30, 2007				3.79%	2.18%
* Commencement of operations of the Series was March 16, 2007

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(4)           Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $88,561 and $152,459 for the three months and nine months ended September 30, 2007, respectively, and accrued $31,728 owed to the Trading Advisor at September 30, 2007.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 and $309,795 for the three months and nine months ended September 30, 2007, respectively, and accrued $0 owed to the Trading Advisor at September 30, 2007.

(5)           Recent Accounting Pronouncement FAS 157

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157.  Fair Value Measurements (“FAS 157”) establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  The Series is currently evaluating the impact of adopting FAS 157 on its financial statements.

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

Net trading results from derivatives for the three and nine months ended September 30, 2007 are reflected in the Condensed Statements of Operations and equal the trading gains (losses) less brokerage commission.  Such trading results reflect the net gain or loss arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective investment in the Series.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended September 30, 2007 and for the period from March 16, 2007 to September 30, 2007.  All performance returns noted are calculated based on the net asset value per unit for financial reporting, with organizational costs incurred prior to issuance of units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the member’s capital value for the period.  Total return is calculated based on the aggregate return of the Series taken as a whole.  The amounts are not annualized.

	Three months ended September 30, 2007	Period from March 16, 2007 to September 30, 2007
Members’ capital per Unit at beginning of period	$1,092.773	$1,000.00

Income from operations:
Net trading gains (loss)	(66.740)	80.964
Net investment loss	(4.217)	(59.148)
Net change in Members’ capital per Unit from operations	(70.957)	21.816

Members’ capital per Unit at end of period	$1,021.816	$1,021.816

Total return:
Total return before performance fee	(6.49)%	3.88%
Performance fee	(0.00)%	(1.70)%
Total return after performance fee	(6.49)%	2.18%

Ratios to average members’ capital
Net investment loss	(0.41)%	(5.78)%

Expenses:
Expenses	1.57%	6.15%
Performance fee	0.00%	2.34%
Total expenses	1.57%	8.49%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(8)           Subsequent Events

Member subscriptions received for the period October 1, 2007 to November 1, 2007 totaled $741,370.  Member redemptions received for the period October 1, 2007 to November 1, 2007 totaled $0.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All figures and performance returns noted in Item 2 are based on the net asset value and/or the net asset value per unit for all other purposes, which complies with U.S. generally accepted accounting principles, except with respect to Organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Financial Statements – (3) Related Party Transactions”.  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

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

Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This permits Aspect Capital Limited (the “Trading Advisor”), the Series’ trading advisor, to enter and exit markets, leverage and deleverage in accordance with its strategy.  During its operations through September 30, 2007, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $101,711 (98.000 units) and $101,711 (98.000 units) for the three months and nine months ended September 30, 2007, respectively, and accrued $101,711 in redemptions payable to investors in the Series (“Members”) at September 30, 2007.

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

Results of Operations

General

UBS Managed Futures LLC (the “Platform”) is being sponsored by UBS Managed Fund Services Inc. (the “Sponsor”).  The purpose of the Platform is to make available to qualified clients of the Sponsor or its affiliates professional managed futures advisors.  The Platform is a limited liability company issuing segregated series of limited liability company interests.  Each series will invest in either a wholly-owned trading subsidiary or an existing fund managed by a professional managed futures advisor.  Over time, the Platform intends to offer investors a selection of different segregated series managed by different advisors collectively employing a range of technical, fundamental, systematic and/or discretionary trading strategies.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL ("Adam, Harding and Lueck"), now part of Man Group plc.  The Trading Advisor has grown to a team of over 100 employees and manages approximately $4.172 billion as of September 30, 2007.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the National Futures Association (“NFA”) and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  As of September 30, 2007, the Series had a capitalization of $18,932,687, of which $5,211,190 was attributable to the Trading Advisor.

Performance Summary

Quarter ending September 30, 2007

This performance description is a brief summary of how the Series performed during the quarter ending September 30, 2007, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Series ended September 2007 with a year-to-date positive return of 3.79%, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

July 1, 2007 to September 30, 2007

The Series posted a 5.49% loss for July 2007 and a 5.72% gain from March 16, 2007 to July 31, 2007.

During July, the Series incurred significant losses primarily due to large reversals in the bond, currency and equity markets at the end of the month.  Energies and metals finished the month with positive returns while the remaining five sectors produced negative returns after several markets reversed sharply in the final week of the month.

The bonds sector was the worst performing sector as prices rallied throughout the month after existing concerns over the quality of the credit markets were exacerbated by the decision of Standard & Poor’s and Moody’s to downgrade substantial quantities of mortgage backed securities.  The later collapse of two Bear Stearns funds and predictions of further significant sub-prime related losses helped to fuel safe-haven buying as risk aversion picked up during the month.  These concerns also weighed on equities in spite of largely positive earnings data and initial optimism about merger and acquisition prospects in both US and European markets. In the final week of July equities sold off sharply, hurting the Series’ long exposure to certain stock indices.

Currencies finished down with the largest losses in the long U.S. dollar/Japanese yen positions.  The Japanese yen strengthened against the U.S. dollar throughout the month as the yen carry–trade activity slowed amid increased market volatility.  The U.S. currency was also hit by an escalation in concerns surrounding the sub-prime market.

Metals finished profitably as prices generally finished higher across the sector resulting from ongoing supply concerns, robust demand and money flows.  A bout of risk aversion late in the month sparked a sell-off in metals against the Series’ long positions, although the resulting losses were offset by prior gains.  Energies also finished in positive territory, as the long oil positions benefited from sharp price increases seen in the complex throughout the month.  Agriculturals finished negatively, however, with the worst losses seen in the cocoa contracts.

The Series posted a 6.36% loss during August 2007 causing the fund to post a 1.00 % loss for the Series from March 16, 2007 to August 31, 2007.

In August, the markets experienced increased volatility as investor risk aversion was apparent in most markets.  The Series experienced losses as long held carry trades in the New Zealand dollar/U.S. dollar and U.S. dollar/Japanese yen were unwound. Conditions were also volatile in the global equity markets and by mid-month some indices had fallen to their lowest levels of the year.  The partial month-end recovery was insufficient to cover losses incurred earlier in the month.  The Series experienced losses in the fixed income sector early in the month as prices rallied on safe haven buying.  By month end the short exposure was significantly reduced, and the Series gained on a small long position.  The energy sector produced solid gains in its short natural gas positions which were offset by losses in oil.  Finally, the Series’ long wheat position helped to mitigate losses elsewhere in agriculturals, while the metals finished slightly down, suppressed by inventory increases and concerns over U.S. demand.

The Series posted a 4.84% gain for September 2007 and a 3.79% gain from March 16, 2007 to September 30, 2007.

In September, the Series’ currencies, agriculturals and energies sectors were the most profitable during a month marked by U.S. dollar weakness and record highs in wheat and crude oil. Performance in the currencies sector was driven by the depreciation of the U.S. currency amid a stream of weak economic data releases from the U.S., including reports on non-farm payrolls and home sales data that came in much weaker than expected and preceded the Federal Reserve's decision to cut interest rates by 50 basis points.  The Series’ long Euro/U.S. dollar and short U.S. dollar/Canadian dollar trades were therefore two of the portfolio’s most profitable positions, helped by robust Eurozone business data and escalating energy prices, respectively.  The Series’ long positions in soybeans and wheat produced the biggest gains in agriculturals, while the energies sector was supported by long positions in crude oil as prices in the commodity struck all-time highs.  Elsewhere, the Hang Seng long positions aided the stock indices sector as equities generally rallied; whereas short positions in Sterling caused a drag on performance in interest rates as prices rallied against the Series’ short positions.

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

Currencies also finished profitably as gains in the New Zealand Dollar, Japanese Yen and Australian Dollar cross rates against the U.S. dollar offset losses in the U.S. dollar/Swiss Franc and U.S. dollar/Singapore dollar positions.   The Series garnered significant returns in the agricultural sector as its long soybean holdings generated impressive returns in the aftermath of a reported soybean acreage shortage compared to prior reports.

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

The Series’ management, Sponsor’s and administrative fees and the sales commissions are a constant percentage of the Series’ Net Asset Value.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded.  The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is no meaningful distinction between realized and unrealized profits.  Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Condensed Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at September 30, 2007.

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

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 29, 2007.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the third quarter of 2007:

Month	Units Redeemed	Net Asset Value per Unit for all other purposes
July 31, 2007	0.000	1057.182
August 31, 2007	0.000	989.952
September 30, 2007	98.000	1037.871
Total	98.000

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of UBS Managed Futures LLC.
*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
*4.2	Separate Series Agreement for the Series.
*10.1	Advisory Agreement.
**10.2	Representation Letter.
**10.3	Administration Agreement.
**10.4	Escrow Agreement.
*10.5	Form of Customer Agreement.
***10.6	Form of Subscription Agreement.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 10-Q previously filed on August 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:   UBS Managed Fund Services Inc.
Sponsor

/s/ Julie M. DeMatteo
Name: Julie M. DeMatteo
Title: President and Chief Executive Officer

S-1