Form 10-K
period 2008-02-13
UBS Managed Futures LLC (Aspect Series)
filed 2008-03-21
CIK 1373179

UNITED STATES SECURITIES AND EXCHANGE
 COMMISSION
Washington, D.C.  20549

_______________________

FORM 10-K
_____________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-52192
___________________

UBS MANAGED FUTURES LLC (ASPECT SERIES)
(Exact name of registrant as specified in its charter)

___________________

Delaware	03-0607985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o UBS MANAGED FUND SERVICES INC. One North Wacker Drive 31st Floor Chicago, Illinois 60606
(Address of principal executive offices)
 (877) 272-2613
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of December 31, 2007, units of limited liability company interest of the registrant with an aggregate net asset value of $15,747,164 were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,657 were outstanding and held by UBS Managed Fund Services Inc., the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Financial Statements and Report of Independent Registered Public Accounting Firm for the period ended December 31, 2007 is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as Exhibit 13.01 herewith.

ii

UBS MANAGED FUTURES LLC (ASPECT SERIES)

ANNUAL REPORT FOR 2007 ON FORM 10-K

iii

PART I

Item 1:    Business

(a)           General Development of Business

UBS Managed Fund Services Inc. (the “Sponsor”), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the “Platform”) of which UBS Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series.”  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  The Aspect Series invests all or substantially all of its assets in UBS Managed Futures (Aspect) LLC (the “Trading Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series and the Trading Fund are collectively referred to herein as the “Series.”  The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG is currently the foreign exchange clearing broker of the Series, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission to register the units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

On March 16, 2007, the Series issued 5,000.00 Units to the Trading Advisor for $5,000,000 (the “Trading Advisor Investment”) and issued 2,760.62 Units for $2,760,620 to third parties. On April 1, 2007, the Series issued 9.94 Units to the Sponsor for $10,000.  On December 31, 2007, the Trading Advisor redeemed the full value of the Trading Advisor Investment.

The Series may terminate upon the determination of the Sponsor to do so for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

For convenience, the Sponsor and entities affiliated with it are sometimes collectively referred to herein as “UBS.”

(b)           Financial Information about Segments

The Series’ business constitutes only one segment for financial reporting purposes, i.e. a speculative “commodity pool.”  The Series does not engage in sales of goods or services.  Financial information regarding the Series’ business is set forth in Item 6 “Selected Financial Data” and in the Series’ Financial Statements filed as Exhibit 13.01 herewith.

(c)           Narrative Description of Business

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  The Trading Advisor trades these contracts on commodity exchanges and via various over-the-counter derivatives instruments.  By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification.  The Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

The Program employs a fully automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves (or “trends”) in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales.  In other words, the Program is not restricted in the volume of its trading or the time frames in which it holds futures contracts.  Positions are taken according to the aggregate signal and are adjusted to control risk (the “aggregate signal” being the overall recommendation that a certain trading position be taken, as generated by the multiple automated systems employed by the Trading Advisor).  For example, the Trading Advisor may adjust a position in order to comply with the Program’s risk control parameters where the aggregate signal indicates taking the position but the position, if not adjusted, would exceed the Program’s risk control parameters.

The core objectives of the Program are:

(i)           to produce strong medium-term capital appreciation (“medium-term” generally referring to a three- to five-year time period);

(ii)          to seek and exploit profit opportunities in both rising and falling markets using a disciplined quantitative investment process;

(iii)         to seek non-correlation with the broad bond and stock markets and thereby play a valuable role in enhancing the risk/return profile of traditional investment portfolios; and

(iv)         to minimize risk by operating in a diverse range of markets and sectors using a consistent investment process that adheres to pre-defined and monitored risk limits (such as value at risk limitations) and determines market exposure in accordance with factors including (but not limited to) market correlation, volatility, liquidity and the cost of market access.

The Series’ account traded pursuant to the Program may experience returns that differ from the Trading Advisor’s other accounts traded pursuant to the same Program due to, among other factors:  (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Broker, which affects access to markets and exchanges (and, accordingly, instruments); (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. dollar; and (g) the particular futures contracts traded by the Series’ account.  Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

The investment approach that underpins the Program is proprietary.  The Trading Advisor’s investment philosophy has remained consistent and involves a scientific approach to investment driven by the Trading Advisor’s belief that market behavior is not random but rather contains statistically measurable and predictable price movements and anomalies which, through sophisticated quantitative research and a disciplined approach, can be successfully identified and exploited for profit.

Allocation Methodology

Allocations to the strategy, markets and asset classes traded by the Program are reviewed on a regular basis using a robust and stable quantitative methodology which takes into account a range of factors that may include liquidity, risk and expected returns.  The Program, subject to applicable investment policies, does not have any inherent preference for, or bias towards, any market, asset class or instrument but rather aims to maximize returns within certain liquidity constraints such as speculative position limits, market disruptions, etc.

Market Access and Trading Costs

The Trading Advisor appreciates the importance of executing trades in a cost efficient manner and the significance of market impact and trading costs on the Series’ performance.  The Trading Advisor takes into account the liquidity of the markets in which it executes trades so as to endeavor to provide optimal market execution results (including executing electronically wherever beneficial).

Risk Management

A fundamental principle of the Trading Advisor’s investment approach is the importance of a robust risk management framework.  The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the risk of the Program within pre-defined guidelines.  Additionally, the Trading Advisor has developed mechanisms to control risk at both an individual market and portfolio level.  In order to monitor and respond to changes in the trading conditions in a market at all times, the Trading Advisor believes a high level of transparency is required.  This transparency is achieved by generally investing in liquid instruments with real time pricing, although this may not be possible in all markets or all instruments.

Research Commitment and Program Development

The Trading Advisor retains the right to develop and make changes to the Program at its sole discretion, including (without limitation) the incorporation of new markets, instruments, strategies and asset classes into the Program.  The Series will be notified of such changes only if they amount to material changes to the investment objective or investment policy of the Program.

Custody of Assets

A substantial amount of the Series’ assets are held in customer accounts at the Clearing Broker, an indirect, wholly-owned subsidiary of UBS AG and an affiliate of the Sponsor, although they may be held at other affiliates of the Clearing Broker.

Only assets held to margin Commodity Futures Trading Commission (“CFTC”)-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts.  “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers.  The Sponsor estimates that in general approximately 5% to 30% of the Series’ capital is held “in segregation.”  The bulk of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker.  Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series.  However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

The Sponsor considers the Clearing Broker’s policies regarding the safekeeping of the Series’ assets to be fully consistent with industry practices.  However, the Series’ capital may be subject to the risk of its custodians’ insolvency.

Approximately 70% to 95% of the Series’ capital is held in cash or cash equivalents at any given time.

Interest

The Series generally earns interest, as described below, on the cash actually held by the Series, plus unrealized gain and loss marked to market daily on open positions (the “Cash Assets”).  The Series does not earn interest income on the Series’ gains or losses on its open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.  Interest is earned only on monies actually held in the Series’ account.

The Series’ Cash Assets may be greater than, less than or equal to the Series’ net asset value for all other purposes, (as described in Item 6 “Selected Financial Data,” “net asset value for all other purposes”) primarily because net asset value for all other purposes reflects all gains and losses on open positions as well as accrued but unpaid expenses.

The Clearing Broker pays interest as of the end of each month at a rate equal to the prevailing Federal Funds Rate less 0.50% (i.e., if the prevailing Federal Funds Rate is 2.25% per annum the Clearing Broker would pay the Series 1.75% per annum) on the Series’ average daily Cash Assets.  The Clearing Broker will retain any returns on the Series’ Cash Assets in excess of the Federal Funds Rate less 0.50%.  The Clearing Broker retains the additional economic benefit (which may be significant) derived from possession of the Series’ Cash Assets.

The Clearing Broker, in the course of acting as commodity broker for the Series, lends certain currencies to, and holds certain non-U.S. currency balances on behalf of, the Series.  If, for example, the Series needed to make a margin deposit in Swiss Francs, the Clearing Broker would lend the Series the Swiss Francs, charging a local short-term rate plus a spread of up to 1.0% per annum (at current rates).  Should the Series hold Swiss Franc balances in its account, the Clearing Broker will credit the Series with interest at the same local short-term rate less a spread of up to 2.0% per annum (at current rates).

The Clearing Broker follows its standard procedures for crediting and charging interest to the Series.  The Clearing Broker is able to generate significant economic benefit from doing so, especially as the Clearing Broker is able to meet the margin requirements imposed on its customers as a group, whereas each customer must margin its account on a stand-alone basis.  Consequently, the Clearing Broker may record a loan of Swiss Francs (in the above example) to the Series’ account which the Clearing Broker charges interest even though the Clearing Broker itself does not have to deposit any Swiss Francs at the applicable clearinghouse.

Description of Current Expenses

The Trading Advisor receives a 2% per annum management fee of the Series’ net asset value for all other purposes .  Such fee is calculated and paid on a monthly basis.  The Trading Advisor has agreed to share 0.50% of such management fee with UBS Financial Services Inc., a selling agent for the Series and an affiliate of the Sponsor (“UBS FS”).  The Trading Advisor also will receive a performance fee equal to 20% of the new net trading profits of the Series for each quarter.  New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”).  Performance fees do not, while losses do, reduce cumulative net trading profits.  New net trading profits do not include interest income.  To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate performance fee paid (if accrued).

The Sponsor receives a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month.

DPM Mellon, LLC (the “Administrator”) receives a monthly fee as to be determined by the Sponsor and the Administrator up to 0.0167 of 1% of the Series’ net asset value for all other purposes as of the beginning of each month (a 0.20% annual rate), subject to a monthly minimum of $10,000.

The principal operating costs of the Series are the per side brokerage commissions paid to the Clearing Broker (a portion of which is paid to the Series’ executing brokers, which may or may not include the Clearing Broker, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to UBS AG and others.  The Series brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract.  The “per side” commissions for U.S. markets paid by the Series are approximately $4 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

Many of the Series’ currency trades are executed in the spot and forward non-U.S. exchange markets (the “F/X Markets”) in which there are no direct execution costs.  Instead, the banks and dealers in the F/X Markets, including UBS AG, take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Series.  A significant portion of the Series’ non-U.S. currency trades may be executed through UBS AG, an affiliate of the Sponsor.  In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads) will not exceed 3.5%, and should range between approximately 0.5% and 3% per annum of the Series’ average month-end assets (meaning the average month-end net asset value for all other purposes for the then-current fiscal year).

The Sponsor advanced expenses incurred in connection with the organization of the Platform and the organization and initial offering of the Units of the Series.  The Series reimbursed the Sponsor for these costs.  For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting” - see Item 6 “Selected Financial Data”).  For all other purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).  The amortization of such costs reduce the net asset value for all other purposes of the Units for purposes of determining subscriptions, redemptions and any fees based on the Units’ net asset value for all other purposes and for reporting performance for all purposes other than as related to financial reporting.  However, the amount of such costs attributable to the Platform’s organization that are not already amortized may be allocated to and amortized by other Series for net asset value for all other purposes when and if such other Series are added to the Platform or in a manner as the Sponsor may otherwise determine.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0% to 2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Platform, the Series or the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  No placement fee will be charged in connection with an exchange.  The placement fee payable on such initial subscription is deducted from the subscription amount.  The placement fee to which Members are subject will vary among Members.  Each Member also will pay an ongoing sales commission equal to 2% per annum of the month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series.  UBS FS, in consultation with the Sponsor, may waive or reduce such sales commission for certain Members without entitling any other Member to any such waiver or reduction.

The Series will pay its own operating costs, including, without limitation: ongoing offering expenses; execution and clearing brokerage commissions; forward and other over the counter trading spreads; administrative, transfer, exchange and redemption processing, legal, regulatory, reporting, filing, tax, audit, escrow, accounting and printing fees and expenses, as well as extraordinary expenses.  Such operating costs are allocated pro rata among the Units based on their respective net asset values for all other purposes.  These expenses are paid in addition to the other expenses described below.

The Sponsor has retained outside service providers to supply certain services, including, without limitation, tax reporting, accounting and escrow services.  Operating costs include the Series’ allocable share of the fees and expenses of such outside service providers, as well as the fees and expenses of any UBS entity or other service provider which may provide such (or other) services in the future.

The following table summarizes the expenses incurred by the Series for the period March 16, 2007 (commencement of operations) to December 31, 2007:

	2007
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting
Performance fees	$309,795	2.09%
Management fees	256,483	1.73%
Sales commission	256,028	1.72%
Brokerage commission	89,861	0.61%
Sponsor’s fees	32,004	0.22%
Other expenses	313,355	2.11%
Total	$1,257,526	8.48%

The foregoing table does not reflect the bid-ask spreads paid by the Series on its forward trading, or the benefits which may be derived by UBS from the deposit of certain of the Series’ assets maintained at the Clearing Broker.

The Series’ average month-end net asset value for financial reporting during 2007 equaled $14,845,862.

During 2007 the Series earned $556,338 in interest income, or approximately 3.75% of the Series’ average month-end net asset value for financial reporting.

Regulation

The Sponsor and the Trading Advisor are registered with the CFTC as commodity pool operators and commodity trading advisors (“CTAs”) and are members of the National Futures Association (“NFA”) in such capacities.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Sponsor or of the Trading Advisor as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Sponsor or Trading Advisor, as applicable, would be unable to continue to manage the business of the Series.  Should the Sponsor’s or Trading Advisor’s registration be suspended, termination of the Series might result.  In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any U.S. government agency.

Other than in respect of the registration requirements pertaining to the Series’ securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Platform and the Series are generally not subject to regulation by the Securities and Exchange Commission.  The Trading Advisor is also regulated by the Financial Service Authority of the United Kingdom.

(i) through (xii) – not applicable.

(xiii) the Series has no employees.

(d)           Financial Information About Geographic Areas

The Series does not engage in material operations in foreign countries, nor is a material portion of the Series’ revenue derived from customers in foreign countries.  The Series will trade on a number of U.S. and non-U.S. commodities exchanges.  The Series will not engage in the sales of goods or services.

Item 1A:  Risk Factors

General

Members May Lose All or Substantially All of Their Investment

Members must be prepared to lose all or substantially all of their investment.  The Series will have no “principal protection” feature assuring the return of Members’ investment as of a specified future date.

Limited Performance History; Risk that Investment Objectives May Not Be Achieved

The Platform and the Series are recently-formed entities and have a limited performance history.  The Platform is the first futures “platform” to be operated by the Sponsor, and there can be no assurance that the Platform’s investment objectives will be achieved.

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The Trading Advisor’s or Series’ past performance may not be representative of how they may perform in the future and the past performance of the Trading Advisor does not reflect the additional fees charged by the Series and the Platform.

Reliance on Trading Advisor Information Exposes the Series to Risk of Fraud

The Sponsor and the Members will be entirely dependent on the information furnished to them by the Trading Advisor.  There have been a number of recent instances in which the sponsors of private investment funds have acted fraudulently, resulting in massive losses to investors.  In investing in the Platform and the Series, Members will be subject to all the risks of entrusting capital to unaffiliated third parties.

Increasing Competition in Non-Traditional Investment Industry Increases Volatility and Decreases Liquidity

The non-traditional investment industry is extremely competitive.  In recent years there has been a marked increase in the number of, and flow of capital into, investment vehicles established in order to implement non-traditional or “alternative” investment strategies.  As a result, there has been greater competition for investment opportunities and increased price volatility and decreased liquidity with respect to certain positions.  The Series will compete with other investment vehicles, as well as investment and commercial banking firms, which have substantially greater resources, in terms of financial wherewithal and research staffs, than may be available to the Platform and the Series.

Increased Assets Under Management May Result in Decreased Returns

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  It is unlikely that the Trading Advisor will agree to limit the amount of additional equity which it may manage, and the Trading Advisor may be at or near its all-time high in assets under management.  In addition to the Trading Advisor potentially being at or near its all-time high in assets under management, the aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, the greater the competition for a finite number of positions and the less the profit potential for all strategies.  As of December 31, 2007, the Trading Advisor was managing approximately $4.441 billion overall, including approximately $4.192 billion in the Program.

Structural Risks

Substantial Charges Will Decrease Returns

The Series will be subject to substantial charges, including an upfront placement fee of up to 2%, ongoing sales commissions of 2%, the Sponsor’s fee of 0.25%, the administrative fee of up to 0.20% (note that this rate could be higher in situations where the Series’ net asset value for all other purposes is low and the Series is subject to the monthly minimum charge of the Administrator), the performance fee of 20% of new net trading profits, the management fee of 2%, offering and operating costs estimated to be 0.50% and brokerage commissions estimated to be 0.80%.  All such charges are cited in per annum terms, although they will be charged more frequently than annually, as otherwise set forth herein.  Additionally, all fees listed here are charged against the net asset value for all other purposes of the Units held by a Member, except in the case of the performance fee, which is charged against the new net trading profits attributed to such Member’s Units.  Moreover, certain of these charges — brokerage commissions and F/X spreads — depend on trading frequency and, under certain market conditions, may substantially exceed estimated levels.  All of the fees and expenses discussed herein, except the performance fee, are paid regardless of profitability and, even once profits are earned, Members will be subject to the performance fee in addition to the other fees and expenses.

Reliance on Single Trading Advisor Results in a Lack of Diversification

The Trading Advisor has trading authority over the Trading Fund, and the Trading Fund is dependent upon the services of the Trading Advisor.  The use of a single trading advisor results in a lack of diversification and, consequently, higher risk.

No Assurance of the Trading Advisor’s Continued Service

There is no assurance that the Trading Advisor will be willing or able to continue to provide advisory services to the Series for any meaningful length of time.  In addition, the Sponsor may, on one business day’s written notice, terminate the advisory agreement among the Trading Advisor, the Sponsor and the Trading Fund (the “Advisory Agreement”) with the Trading Advisor and dissolve the Series (including for economic reasons relating to the small capitalization of the Series).

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

Trading Error Risk

Trades may be placed or executed in error due to (a) technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties and (b) execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best bid and offer on the exchange.  However, such rules may not be in place on the exchanges where the Trading Advisor trades on behalf of the Series and may not be enforced even if in effect.  Moreover, such rules likely would not prevent the entry and execution of a trade entered close to the market price but at an erroneous size.  Each of the Trading Advisor’s accounts, including the Series, will enjoy the profits and bear the losses of any such trading errors; provided that the Series does not bear such losses if the Trading Advisor has not acted pursuant to the standard of liability set forth in the Advisory Agreement.

Limited Liquidity of Units; Risk of Net Asset Value Declining Before Effective Date of Redemption

An investment in the Units cannot be immediately liquidated by a Member.  Units may generally be transferred only with the consent of the Sponsor (which it does not generally intend to give), and no market for the Units will exist at any time.  A Member may redeem Units as of the last business day of any month on approximately 15 days’ prior written notice to the Series.  Because withdrawal notices must be submitted significantly in advance of the actual redemption date, the value received upon redemption may differ materially from the Units’ value at the time a decision to redeem is made.  Because redemptions are only permitted at month-end, investors are not able to select the value, or even the approximate value, at which they are able to redeem their Units.

Changes in Trading Strategy Could Result in Losses

The Trading Advisor may make material changes in its trading strategies without the knowledge of the Sponsor, which could result in trading losses or lower profits than would have been the case had the Trading Advisor not made any changes to its trading strategies.  Particularly given the “black box” character of many managed futures strategies, it is virtually impossible for the Sponsor to detect strategy changes.

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

Sponsor-Affiliated Entities

Other than the Trading Advisor and the Administrator, all parties involved in the operations of the Platform and the Series may be affiliated with the Sponsor.  Currently, the Clearing Broker and selling agents are affiliates of the Sponsor.  Consequently, many of the business terms of the Platform and the Series have not been negotiated at arm’s-length.  Were Members to seek redress from the Sponsor or its affiliates for damages relating to the offering of the Units or the operations of the Platform or the Series, they (i) would be unlikely to have recourse against any Sponsor entity which is not a direct party to an agreement with the Platform or the Series, and (ii) would be likely to have such recourse even in the case of such entities, only on a derivative basis, suing not individually but in the right of the Platform or the Series.

The Trading Advisor has agreed to share a portion of its management fees with UBS FS, an affiliate of the Sponsor.  Other trading advisors of the Platform may similarly agree to share a portion of their management fees and/or performance fees.  As a result, the Sponsor may favor investments by Members in trading advisors of the Platform that engage in such fee sharing rather than in those trading advisors that do not .  In addition, UBS FS both assists the Sponsor in the selection of trading advisors and acts as selling agent, along with UBS International Inc., potentially receiving a portion of any management fees and/or performance fees.  As a result, UBS FS has an incentive to recommend trading advisors to the Sponsor that are willing to participate in such fee sharing.

Clearing Broker and F/X Dealer

The Clearing Broker executes trades for different clients in the same markets at the same time.  Consequently, other clients may receive better prices on the same trades than the Series, causing the Series to pay higher prices for its positions.

Many Clearing Broker clients pay lower brokerage rates than the Series.  Brokerage commissions significantly decrease the Series’ performance, and the cumulative effect of the higher rates paid by the Series is material.

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

The Sponsor

Relationships among the Sponsor Affiliates

The Sponsor and its affiliates are the Platform’s and Series’ primary service providers, other than the Trading Advisor and the Administrator, and will remain so even if using other firms would be more advantageous for the Platform or the Series.

The principal officers and managers of the Sponsor are also employed and compensated by the Clearing Broker.  As a result, the Sponsor has an incentive to use the Clearing Broker to clear the Series’ trades even if other clearing brokers would provide less expensive or higher quality services than those of the Clearing Broker.  In addition, because the Series pays brokerage commissions and forward trading spreads to the Clearing Broker   and UBS AG, respectively, on a per side basis, the Sponsor may have an incentive to select trading advisors which trade in higher volume, generating more revenue for the Clearing Broker or UBS AG, as the case may be.

Other Funds or Accounts Sponsored by the Sponsor

The Sponsor might be able to add more value to the Platform and the Series were certain Sponsor personnel to focus exclusively on managing the Platform and the Series, but the Sponsor operates, in addition to the Platform and the Series, another fund and may in the future operate other funds or accounts because such funds and accounts generate significant revenues for it and also diversify the Sponsor’s exposure to one or more of such accounts performing poorly.

In operating such other funds and/or accounts, the Sponsor may have a conflict of interest in selecting the trading advisors for the series of the Platform and for such other funds or accounts, as there is, in general, a shortage of qualified futures trading advisors available to manage customer assets.

The Sponsor may from time to time have a conflict of interest between facilitating the ongoing offering of the Units and making trading advisor or other changes which the Sponsor would otherwise believe to be in the best interests of the Platform or the Series.

Certain clients of the Clearing Broker pay materially lower brokerage rates than does the Series.  In the case of a number of such clients, particularly clients with an account as large as that of the Series, the lower fees charged are in large part attributable to the significant costs incurred by the Sponsor and UBS in sponsoring the Platform and the Series and distributing the Units being embedded in the Series’ fees described herein.  In the case of institutional accounts, no sponsorship or distribution costs are incurred by the Sponsor or its affiliates, so the Clearing Broker can lower brokerage commissions without reducing the net revenue received by the Sponsor or its affiliates.  Nevertheless, even factoring in sponsorship and distribution costs, certain institutional clients of the Clearing Broker receive, as a result of arm’s-length negotiations, better commission rates than the Series.

Because the Series pays brokerage commissions and forward trading spreads to the Clearing Broker and UBS AG, respectively, on a per side basis, the Sponsor may have an incentive to select trading advisors for the Platform which trade in higher volume, generating more revenue for the Clearing Broker or UBS AG, as the case may be.

The Trading Advisor

Other Clients and Business Activities of the Trading Advisor

The Series might benefit significantly from an exclusive focus by the Trading Advisor on the Series rather than on the Trading Advisor’s other accounts, including accounts owned by its principals.  The Series could be adversely affected by the fact that the Trading Advisor trades other accounts at the same time that it is managing the Series’ account.  The Trading Advisor has numerous different clients and financial incentives to favor certain of such clients over the Series.  Other client accounts managed by the Trading Advisor may significantly outperform the Series.  The Trading Advisor and its principals devote a substantial portion of their business time to ventures and accounts other than managing the Series, including, in some cases, ventures which are unrelated to futures trading.  The Trading Advisor acts, or may in the future act, as sponsor of its own single- or multi-advisor futures funds, and such funds may, from time to time, be in direct competition with the Series for positions in the market.  These competing accounts create a conflict of interest for the Trading Advisor in selecting limited investment opportunities for such accounts.

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

It should be noted that futures and derivatives trading is not subject to the requirements of best price and execution as is securities trading, but is subject only to negotiation between the Trading Advisor and the broker or counterparty and application of fiduciary and other legal duties as required by state and federal law.

Performance Fees

The fact that the Trading Advisor is eligible to receive performance fees may cause it to trade in a more speculative fashion than it otherwise would.

Financial Advisors

Financial advisors are the individual UBS brokers who deal directly with UBS clients (the “Financial Advisors”).  The Financial Advisors are compensated, in part, on the basis of the amount of securities commissions which they generate from client transactions.  Financial Advisors receive a portion or all of the placement fee and sales commission on the Units they sell and have a financial incentive to encourage investors to purchase and not to redeem their Units.

Proprietary Trading

The Sponsor, the Clearing Broker and the Trading Advisor, their respective affiliates, principals and related persons may trade in the commodity markets for their own accounts as well as for the accounts of their clients.  Records of this trading will not be available for inspection by the Members.  Such persons may take positions which are the same as or opposite to those held by the Series.  Members should be aware that — as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other actions not in violation of their fiduciary or other duties — such persons may from time to time take positions in their proprietary accounts ahead of the positions taken for the Series, as well as that on occasion orders may be filled more advantageously for the account of one or more such persons than for the Series’ account.

The Series Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of its Counterparties or Service Providers

The Series is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, banks or other financial institutions, exchanges or clearinghouses).

The Series’ assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Series’ assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur, the Sponsor might decide to liquidate the Series or suspend, limit or otherwise alter trading, perhaps causing the Series to miss significant profit opportunities.

Under CFTC regulations, the Clearing Broker is required to maintain in a segregated account the portion of the Series’ assets held by it that consists of, or is used to margin or secure, commodity futures transactions.  If the Clearing Broker fails to do so, the Series may be subject to risk of loss of funds in the event of the Clearing Broker’s bankruptcy.  Even if such funds are properly segregated, the Series may still be subject to a risk of a loss of its funds on deposit with the Clearing Broker should another customer of the Clearing Broker, or the Clearing Broker itself, fail to satisfy deficiencies in such other customer’s accounts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the customer, be returned, transferred or distributed to the broker’s customers only to the extent of each customer’s pro rata share of all property available for distribution to customers.  If the Clearing Broker were to become bankrupt, it is possible that the Series would be able to recover none or only a portion of its assets held by the Clearing Broker.

There are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the segregation protection afforded to “customer funds” deposited with regulated futures commission merchants.  For instance, the Series may be required to post margin for its non-U.S. exchange transactions with non-U.S. exchange dealers who are not required to segregate customer funds.  The recent events surrounding the bankruptcy of Refco, Inc. and its related entities have demonstrated the risks that may be associated in dealing with unregulated trading counterparties.

The Series may effect transactions on “over-the-counter” or “inter-dealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparty to such transactions.  To the extent the Series invests in swaps, derivatives or synthetic instruments or other over-the-counter transactions in these markets, the Series is subject to the credit risk of the parties with which it trades and deposits collateral.  The Series is also subject to the risk that a counterparty may not settle a transaction because such counterparty is unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant losses — perhaps in respect of an offsetting position on which the Series remains obligated to perform.

The Sponsor has no control over the selection of many of the counterparties by the Trading Advisor, and the Trading Advisor is generally not restricted from dealing with any particular counterparty (regulated or unregulated), or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties, except the Clearing Broker.  In addition, the Sponsor has no ability to assess the extent to which the Trading Advisor maintains the Series’ assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Regulatory Changes Could Restrict the Series’ Operations

The Series implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  For example, non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Series by restricting its markets, limiting its trading and/or increasing the taxes to which Members are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

Risk of Fewer Statutory Protections for Members Due to Limited Regulatory Oversight

Neither the Series nor the Platform is registered as an investment company under the Investment Company Act of 1940, as amended.  Therefore, Members do not have the benefit of the protections afforded by, nor is the Series or the Platform subject to the restrictions resulting from, such statute and regulations thereunder.

Risk of Dilution of a Member’s Economic Interest

A Member’s economic interest in the Platform or in the Series is subject to dilution in certain cases.  Because the High Water Mark and new net trading profits are calculated in respect of the Series rather than each individual Member, there is a dilution of the economic interest of the Members who are invested in the Series during periods in which a performance fee has accrued or net trading profits are below the High Water Mark.  This dilution occurs because Members who subscribe for Units at a net asset value for all other purposes reduced by accrued performance fees share in any subsequent reversals of the performance fees accrued at the time of their investment; or, conversely, because Members who subscribe for Units at a time when the net trading profits are below the High Water Mark share in the reduction of the performance fees otherwise due in respect of future profits, although they were not subject to the losses which decreased the net trading profits to that level.

Performance Fees May Increase Likelihood of Speculative Trading

The performance fees paid to the Trading Advisor may give it an incentive to engage in more speculative investing and trading strategies in an effort to increase its rate of return.  The calculation of the performance fees does not include interest income in determining any increase in value of the Units.  Performance fees will not be calculated on the basis of any individual Member’s investment experience but rather on the basis of the performance of the Series as a whole.

Lack of Representation of Members Could Result in Unfavorable Terms

Prospective investors have not been represented in any of the negotiations relating to the formation of the Platform or the Series or the determination of any of their business terms.  The business terms of the Series are not negotiated at arm’s-length with any Member.

Risk Factors Specific to Exchanges

If more series are added to the Platform and the Sponsor allows exchanges among such series, the risk of exchanging into the units of a series are the same as directly investing in such series.  Exchanging investors may redeem out of a series of the Platform about to outperform and invest into a series about to underperform.  The performance of speculative investments such as the series is unpredictable, and any attempt to time exchanges between different series of the Platform is likely to result in losses over time.  The prospects for, as well as the net asset value per unit for all other purposes of, a series of the Platform into which an investor exchanges may change materially between the time that an irrevocable decision to exchange must be made and the time that such units are acquired in the exchange.  In addition, if the net trading profits of a series out of which an investor exchanges is below such series’ high water mark, the reduction of performance fees otherwise due in respect to future profits will be forfeited by such investor and will have no effect on the calculation of the performance fee due in respect of the series into which the investor exchanges.  Any accrued performance fees will be assessed when an investor exchanges out of any such series.

Note that, as is the case with respect to redemptions, exchanges are treated as taxable events.  As a result, the investor will be obligated to pay any gains in excess of the basis of the units exchanged.

The net asset value for all other purposes of the units of the series out of which an investor is exchanging will be calculated as of the last day of the applicable month.

Members May Be Required to Redeem Before Full Realization of Profits

The Sponsor may cause the Series to redeem part or all of the Units held by any particular Member if the Sponsor determines that (a) such Member’s continued holding of Units could result in adverse consequences to the Platform, the Series or the Trading Fund, such as an event that would cause the Platform, the Series or the Trading Fund (i) to be treated as an association taxable as a corporation for income tax purposes, (ii) to be considered to hold “plan assets” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (iii) to engage in a “prohibited transaction” as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended, (iv) to violate any law or contractual provision or (v) any other reason as may be determined by the Sponsor; (b) such Member’s investment in the Units, or aggregate investment in the Platform, is below the minimum level established by the Sponsor (including any increase in such minimum level that the Sponsor may implement in the future); or (c) for any other reason.  Mandatory redemption of a Member’s Units could occur before such Units have had a realistic chance of being profitable.  Units subject to mandatory redemption will be redeemed at their current net asset value for all other purposes, which will be calculated on the effective date of such mandatory redemption as determined by the Sponsor.

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

The futures instruments traded by the Series are inherently leveraged and the Series expects to commit 5% to 30% of the Series’ assets as margin at any one time (although this amount could occasionally be substantially higher).  Historically, the Program has committed as margin 5% to 20% of assets managed under the Program.  It is estimated that the leverage employed by the Series will equal, at a maximum, ten times the net asset value for all other purposes of the Series, although it could exceed this amount.

Changing General Market Conditions Could Adversely Affect the Performance of the Series

Overall market or economic conditions — which neither the Sponsor nor the Trading Advisor can predict or control — have a material effect on the performance of any managed futures strategy.  Furthermore, such overall conditions can adversely affect the performance of the Trading Advisor at or about the same time as they adversely affect any other trading advisors on the Platform, despite their implementing different and independent strategies.

No Assurance of Non-Correlation; Limited Value of Non-Correlation Even if Achieved

Not only is the past performance of the Trading Advisor or the Series not necessarily indicative of the Series’ future results (due to the speculative character of managed futures), but also there can be no assurance that the Series’ results will be non-correlated with (i.e., unrelated to) the general stock and bond markets.  If the Series’ performance is not non-correlated to these markets, the Series cannot help diversify an overall portfolio.

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

Even if the Series’ performance is generally both profitable and non-correlated to the general stock and bond markets, there are highly likely to be significant periods during which the Series’ results are similar to those of a Member’s stock and bond holdings, thereby reducing or eliminating the Series’ diversification benefits.  During unfavorable economic cycles, an investment in the Series may increase rather than mitigate a portfolio’s aggregate losses.

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

Technical Analysis Subjects the Series to Greater Exposure to Factors Exogenous to the Markets Themselves

The Trading Advisor may use technical analysis in employing the Program.  Technical strategies rely on information intrinsic to the market itself (e.g., prices, price patterns, volume and volatility) to determine trades.  These strategies can incur major losses when factors exogenous to the markets themselves (e.g., political events, natural catastrophes and acts of war or terrorism) dominate the markets.

Systematic Strategies Could Result in Dependence on General Market Conditions over Which the Trading Advisor Has No Control

The Trading Advisor will use systematic strategies in employing the Program.  There has been, in recent years, a substantial increase in interest in technical futures trading systems, particularly systems established to take advantage of major price movements (“trend-following systems”).  As the capital under the management of trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Series, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Series.

There is some tendency for managed futures products — particularly those managed by systematic, trend-following advisors — to perform similarly during the same or approximately the same periods.  Prospective investors must recognize that, irrespective of the skill and expertise of the Trading Advisor, the success of the Series may be substantially dependent on general market conditions over which the Trading Advisor has no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise.  The increased use of such techniques could alter to the detriment of the Series the trading patterns the Trading Advisor attempts to exploit.

Trend-Following Systems Could Incur Losses During Trendless or “Whipsaw” Markets

The Trading Advisor will use trend-following systems in employing its trading program.  Trend-following trading systems anticipate that more than half of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies generally can be successful only in markets in which strong price trends occur.  In stagnant markets in which such trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.

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

Forward Trading is Subject to the Risks of Trading on Unregulated Markets and Subjects the Series to Increased Counterparty Risk

None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates forward trading.  Because a principal portion of the Series’ currency trading likely will take place in the forward markets, prospective investors must recognize that much of the Series’ activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies.  The Series’ assets on deposit with the currency forward counterparties with which the Series trades will not be protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them.  Although the Series will deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Series to the loss of its entire deposit with such counterparty.  The forward markets are well established.  However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Series.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with the Series, including transactions through which the Series is attempting to liquidate open positions.

Exchange of Futures for Physicals May Cause the Series to Incur Increased Trading Costs

The Trading Advisor may engage in “exchange of futures for physical” (“EFP”) transactions.  An EFP permits positions to be established in the forward or cash markets during off-hours when futures exchanges are closed or at prices different from those prevailing on the exchange, which positions are then exchanged for futures contracts.  The pricing of EFPs may, accordingly, vary from the pricing of exchange-traded futures, and additional transaction costs are included in exchanging the forward or cash position for the equivalent futures position.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with UBS.  In the event of a trading error, the Series may have no effective remedy against such executing brokers.

Trading in Illiquid Markets Could Result in the Series’ Inability to Prevent Large Losses

Certain positions held by the Series may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Speculative Position Limits Could Require the Series to Prematurely Liquidate Positions Resulting in Losses

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor are combined for position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Series in order to comply with such limits.  Any such liquidation could result in substantial losses to the Series.

Trading on Non-U.S. Exchanges May Subject the Series’ Trades to Less Robust Regulatory Regimes and to Exchange Rate Risk

The Trading Advisor will trade on futures exchanges outside the United States on behalf of the Series.  Trading on such exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.  For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Series has entered into a futures contract and not of any exchange or clearing corporation.  In such cases, the Series will be subject to the risk of the inability or refusal to perform with respect to the individual counterparty with whom the Series has entered into a futures contract.  Trading on non-U.S. exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Series’ trading activities.  In trading on non-U.S. exchanges, the Series also is subject to the risk of changes in the exchange rates between the U.S. dollar and the currencies in which the non-U.S. contracts are settled.  In addition, the U.S. tax treatment of non-U.S. futures trading is adverse compared to the tax treatment of U.S. futures trading.

Limits of Risk Disclosures

The futures and forward markets, the Trading Advisor’s strategies and prevailing economic conditions are continually changing.  Furthermore, the Trading Advisor’s strategies are proprietary and confidential.  The summary list of risk factors contained herein may not reflect all the speculative risks to which the Series may be subject.  Prospective   investors   must
be aware that they may lose all or substantially all of their investment in the Series.

Tax Risks

Members Are Taxed Every Year on Their Share of the Series’ Profits — Not Only When They Redeem as Would Be the Case if They Held Stocks or Bonds

Members are taxed each year on their share of the Series’ income and gains, irrespective of whether they redeem any Units.  Members will receive a Schedule K-1 reflecting their share of the taxable gains and losses of the Series during the preceding year.  The Sponsor does not intend to make any distributions.  Consequently, in order to pay the taxes attributable to their investment in the Series, Members must either redeem Units or pay such taxes from other sources.

All performance information included herein is presented on a pre-tax basis; the investors who experienced such performance had to pay the related taxes from other sources.  Over time, the compounding effects of the annual taxation of the Series’ income are material to the economic consequences of investing in such Series.  For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105.  However, if one factors in a 25% tax rate each year (the blended tax rate on many of the futures contracts traded by the Series is currently 25%), the result would be $14,356.

The Series’ Trading Gains Taxed at Higher Capital Gains Rate

Members will be taxed on their share of any trading profits of the Series at both short- and long-term capital gain rates depending on the mix of U.S. exchange-traded contracts and non-U.S. contracts traded.  These tax rates will be determined irrespective of how long a Member holds Units.  Consequently, the tax rate on the Series’ trading gains may be higher than those applicable to other investments held by a Member for a comparable period.

Tax Could Be Due From Members on Their Share of the Series’ Interest Income Despite Overall Losses

Members may be required to pay tax on their allocable share of the Series’ interest income, even if the Series incurs overall losses.  Trading losses can be used only to offset trading gains and $3,000 of ordinary income (including interest income) each year.  Consequently, if a Member were allocated $5,000 of interest income and $10,000 of net trading losses, such Member would owe tax on $2,000 of interest income even though such investor would have a $5,000 loss for the year.  The $7,000 capital loss would carry forward, but subject to the same limitation on its deductibility against interest income.

Unfavorable “Investment Advisory Fees” Tax Treatment

Members could be required by the Internal Revenue Service to treat the Trading Advisor’s management and performance fees, as well as the Sponsor’s and administrative fees and certain other expenses of the Series, as “investment advisory fees,” which are subject to substantial restrictions on deductibility for individual taxpayers.

Tax Audit

There can be no assurance that the Platform’s or the Series’ tax returns will not be audited by the Internal Revenue Service.  If such an audit were to result in an adjustment, Members could be required to pay back taxes, interest and penalties.

Item 2:    Properties

The Series does not own or use any physical properties in the conduct of its business.

The Series’ administrative office is the administrative office of the Sponsor (One North Wacker Drive, 31st Floor, Chicago, Illinois 60606).  The Sponsor performs administrative services for the Series from the Sponsor’s offices.

Item 3:    Legal Proceedings

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

Item 4:    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed at the net asset value per Unit for all other purposes as of the end of any calendar month.  Redemption requests must be submitted on or prior to the 15th day of the calendar month (or the following business day) in which such Units are to be redeemed.

(b)           Holders

As of December 31, 2007, there were 103 holders of Units, including the Sponsor.

(c)           Dividends

No distributions or dividends have been made on the Units, and the Sponsor has no present intentions to make any.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Series did not sell any unregistered securities since it commenced operations on March 16, 2007 that have not previously been included in the Series’ Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)           Issuer Purchases of Equity Securities

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

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2007	0	$1,104.648
November 30, 2007	0	$1,061.148
December 31, 2007	5,070.537	$1,090.765
Total	5,070.537

Item 6:     Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

The Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units.  As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the Sponsor for these costs in 2007.  For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit  for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959

Total return after performance fee, three months ended December 31, 2007				5.10%	4.91%
Total return after performance fee, period from Commencement* to December 31, 2007				9.08%	7.20%

* Commencement of operations of the Series was March 16, 2007

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

All figures and performance returns noted in this Item 7 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with U.S. generally accepted accounting principles, except with respect to organizational and initial offering costs (which are being amortized over 60 months) as described in Item 6 “Selected Financial Data.”  All figures and performance returns communicated to Members are based on the net asset value and/or the net asset value per Unit for all other purposes.

Operational Overview

This performance summary describes the manner in which the Series has performed in the past and is not an indication of future performance.  While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

The Series is unlikely to be profitable in markets in which trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, sharp trend reversals, which can be caused by many unexpected events, can lead to major short-term losses, as well as gains.

While there is no assurance the Series will profit in any market condition, markets having substantial and sustainable price movements offer the best profit potential for the Series.

Liquidity

Virtually all of the Series’ capital is held in cash or cash equivalents at the Clearing Broker and is used to margin the Series’ futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses.  The Series does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.  The Series pays prevailing market rates for such borrowings.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual  circumstances.  This permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through December 31, 2007, the Series experienced no meaningful periods of illiquidity in any of the markets in which it traded.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $5,632,473 (5,168.54 Units) for the year ended December 31, 2007, and accrued $5,530,762 in redemptions payable to Members at December 31, 2007.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

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

The Series may trade a variety of futures-related instruments, including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so.   The Series is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Series contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Series’ satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Series.

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

The value of the Series’ cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Series’ debt securities to decline, but only to a limited extent.  More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Series’ profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Series is likely to suffer losses.

Results of Operations

General

Aspect manages the assets of the Series pursuant to the Program (see Item 1(c) “Narrative Description of Business”).  The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 100 employees and manages approximately $4.441 billion overall, including approximately $4.192 billion in the Program as of December 31, 2007.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of December 31, 2007, the Series had a capitalization of $16,034,264 based on the net asset value for all other purposes, of which $0 was attributable to the Trading Advisor.

Performance Summary

This performance description is a brief summary of how the Series performed in the past, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

December 31, 2007

The Series posted an overall gain for the period from March 16, 2007 (commencement of operations) to December 31, 2007 of 9.08%, based on the net asset value for all other purposes (refer to Item 6 “Selected Financial Data”).

Net Trading Gain (Loss)
Energy	1,131,521
Agricultural Commodities	466,674
Interest Rates	381,531
Currencies	156,913
Metals	(84,809)
Stock Indices	(328,014)
Total	1,723,816
Brokerage Commission	(89,861)
Net Trading Gain	1,633,955

The Series performed positively in the energy, agricultural commodities, interest rate and currency sectors, while the metals and stock indices sectors performed negatively overall for the period.

The energy sector posted gains for the Series during the period.  After a difficult trading period shortly after the inception of the Series, the sector recorded strong profits from long positions in the oil complex as oil prices rose strongly in the last few months of the year, with the system taking particular advantage of price moves during September and October.  Natural gas was less successful for the Series, however, with range-bound price action making opportunities difficult to identify.

The agricultural commodities sector also posted gains for the Series. Again these gains came mainly from long positions which benefited as prices rose across the sector, especially in the grains complex, where wheat, corn and soybeans all contributed profitably.

The interest rate sector posted gains for the Series during the period.  Profits came from both short-term interest rates contracts and longer-term government bond futures.  Initially strong returns were recorded from predominantly short positions, although a small amount of profit was given back as the credit markets restricted.  However, as the global economic outlook subsequently shifted over the course of the summer, the Series reversed the majority of its positions and was able to take advantage of the ensuing flight to quality in bonds and changes in short-term interest rate expectations, finishing the year strongly in fixed income.

The currency sector posted gains for the Series. The strategy enjoyed a good start, taking advantage of strong trends in many exchange rates, particularly the depreciation of the U.S. dollar against the commodity currencies.  However, a volatile period for trading in the foreign exchange markets followed, with sharp price reversals during August as market participants withdrew risk from “carry” trades.  Performance recovered strongly during September and October, however, as the system deployed risk to capitalize on opportunities in the foreign exchange markets.  Despite some difficult conditions in the final weeks of the year, the sector finished as a strong performer.

The metals sector posted losses for the Series.  Despite some good opportunities during April, metals markets were difficult for much of the second half of the year, with frequent reversals of market direction.  The strategy minimized its losses during this period, however, and performed better in precious metals later in the year, but continued to struggle in the industrial metals.

The stock indices sector was the least profitable for the Series.  After strong performance from long positions in stock indices initially, the Series suffered from the sharp reversal in equity market direction at the end of July, giving back some of the earlier profits.  The strategy reacted quickly to alter its positioning, adopting more varying exposures to the world’s equity markets.  However, market uncertainty made subsequent trading difficult, and although profits were seen in some Asian stock indices on both the long and short positions, losses elsewhere in the sector resulted in an overall loss for stock indices for the year.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity and interest income.

The Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points per annum.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points per annum (at current rates).  For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points per annum (at current rates).

The Series’ management, Sponsor’s and administrative fees and the sales commissions are a constant percentage of the Series’ net asset value for all other purposes.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded.  The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is no meaningful distinction between realized and unrealized profits.  Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Financial Statements filed as Exhibit 13.01 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2007.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 8:     Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2007

	For the period March 16, 2007 (1) to March 31, 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	Total 2007
Total Income (Loss)	$84,262	$1,680,601	$(977,974)	$1,403,403	$2,190,292
Total Expenses	36,636	478,717	279,379	372,932	1,167,664
Net Income (Loss)	$47,626	$1,201,884	$(1,257,353)	$1,030,471	$1,022,628
Net Income (Loss) per Unit (2)	$6.14	$115.85	$(73.05)	$58.99	$71.55

(1) Commencement of Operations
(2) Based on average number of Units for the year

Financial Statements meeting the requirements of Regulation S-X appear in Exhibit 13.01 to this report.  The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under Item 6 “Selected Financial Data” above.

Item 9:     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T):  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Sponsor’s internal controls with respect to the Series or in other factors applicable to the Series that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Sponsor to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.

There were no changes in the Sponsor’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor is responsible for establishing and maintaining adequate internal control over the financial reporting of the Series.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Sponsor’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Series;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Series in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Series are being made only in accordance with authorizations of management and directors of the Sponsor; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Series’ assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Series as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2007, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

This annual report does not include an attestation report of the Series’ registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Series’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

(a) and (b)  Identification of Directors and Executive Officers

As a segregated series of a limited liability company, the Series itself has no officers or directors and is managed by the Sponsor.

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

Julie M. DeMatteo.  Ms. DeMatteo, age 44, is a Director and the President and Chief Executive Officer of the Sponsor.  She has worked in the futures industry for over twenty years in various capacities.  Ms. DeMatteo has been affiliated with the Sponsor since 2003, acting as counsel to the firm and most recently overseeing its daily affairs.  Prior to becoming directly affiliated with the Sponsor, she served as Executive Director and Senior Counsel to the UBS exchange traded derivatives business.  In this capacity, she advised on the structuring and operation of the Sponsor and provided counsel to the business regarding its initiatives in the managed futures market.  Prior to joining UBS in 2000, Ms. DeMatteo was affiliated with ING (US) Securities, Futures and Options, Inc. as Director of Legal and Compliance.  Prior to that, Ms. DeMatteo was employed by BA Futures, Inc. as General Counsel since 1991.  In this capacity, she advised on the offering of firm sponsored managed futures products and focused on issues related to the CTA market and futures regulation, generally.  Prior to practicing law, Ms. DeMatteo was employed in accounting functions by both BA Futures, Inc. and Barnes and Co.  She also was employed as an auditor in the Office of Investigations and Audits by both the Chicago Board of Trade and Chicago Mercantile Exchange.  She holds a Bachelor of Science in Accounting and Finance from Eastern Illinois University and a Juris Doctorate from Loyola University College of Law.

Per Dyrvik.  Mr. Dyrvik, age 48, is a Director and the Treasurer of the Sponsor.  He is also a Managing Director and the Chief Financial Officer of UBS Investment Bank for the Americas Region.  He is responsible for the finance, accounting, business unit controlling and financial change activities for the North American and South American operations which is comprised of branch operations of UBS AG, UBS Securities LLC, a registered broker-dealer and investment banking operation, and various other operating entities including derivatives trading, merchant banking and asset management businesses.  Mr. Dyrvik has been at UBS since February 1986.  Prior to that he was Head of Regulatory Reporting at Dean Witter Reynolds, Inc. after completing a selective rotational training program at EF Hutton & Company in 1982.  He received a Bachelor of Arts in Accounting from the Business School at the State University of New York in Albany.

Raul Esquivel.  Mr. Esquivel, age 49, is a Director of the Sponsor.  He is also a Managing Director of the Clearing Broker and a member of the Clearing Broker’s Board of Managers.  In addition, Mr. Esquivel is also a Managing Director and the head of U.S. Equities at UBS Investment Bank. Mr. Esquivel also heads the US Equity Operating Committee, and he is a board member of UBS Investment Bank.  Prior to these appointments in November 2005, Mr. Esquivel was head of U.S. Equity Research at UBS Investment Research.  Mr. Esquivel has held positions in research and research management on Wall Street for nearly 20 years.  Prior to joining UBS, Mr. Esquivel was a senior vice president in the health care research group at Kidder, Peabody.  Before that, he was affiliated with The Vertical Group, a money management, venture capital, and institutional research firm specializing in medical devices and instrumentation.  Earlier in his career, Mr. Esquivel worked at Prudential Securities, Eberstadt Fleming and JP Morgan.  Mr. Esquivel holds a Master of Business Administration from the Harvard Graduate School of Business and a Bachelor of Arts in business administration, cum laude, from the University of Miami.

Richard Meade.  Mr. Meade, age 38, is Chief Operating Officer of the Sponsor.  He has worked in the futures industry for over thirteen years in Europe and the U.S.  Mr. Meade has been affiliated with the Sponsor since 2003 acting in a business development capacity and consultant on all aspects of managed futures clearing.  Prior to becoming directly affiliated with the Sponsor, he served as North American Head of Client Relationship Management in UBS’ Exchange Traded Derivatives group.  Prior to joining UBS in 2003, Mr. Meade was affiliated with Goldman Sachs Futures as Vice President and Head of North American Client Services.  Before transferring to New York in 1996 with Goldman Sachs, Mr. Meade worked on the development of their new clearing entity in London and helped establish the Goldman Sachs Paris office.   He had previously worked as an English teacher in France and the French Caribbean before joining Goldman Sachs in 1993.  He holds a Bachelor of Arts in French and German from the University of Nottingham, England.

(c)           Identification of Certain Significant Employees

None.

(d)           Family Relationships

None.

(e)           Business Experience

See Item 10(a) and (b) above.

(f)           Involvement in Certain Legal Proceedings

None.

(g)           Section 16(a) Beneficial Ownership Reporting Compliance

Kalkaska Partners Fund LLC filed its initial report as a beneficial owner of more than ten percent of the Units, and its Form 4 indicating that it no longer was a reporting person, after the applicable deadlines for such forms.  The number of transactions not reported on a timely basis as a result were two.  The Trading Advisor filed two Form 4’s after the applicable deadlines.  The number of transactions not reported on a timely basis as a result were two.  The Sponsor filed one Form 4 after the applicable deadline, and, as a result, one transaction was not reported on a timely basis.

(h)           Code of Ethics

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

(i)           Audit Committee Financial Expert

Because the Series has no employees, officers or directors, the Series has no audit committee.  The Series is managed by the Sponsor.  Per Dyrvik serves as the Sponsor’s “audit committee financial expert.”  Mr. Dyrvik is not independent of the management of the Sponsor.  The Sponsor is a privately owned corporation managed by its shareholders.  It has no independent directors.

Item 11:  Executive Compensation

The officers of the Sponsor are currently remunerated by the Clearing Broker in their respective positions.  The Series itself does not have any officers, directors or employees.  The Series pays brokerage commissions to the Clearing Broker, an affiliate of the Sponsor.  As a result, the Sponsor or its affiliates may receive certain economic benefits from possession of the Series’ assets.  As described in Item 1(c) “Narrative Description of Business,” the Series also pays the Sponsor, the Trading Advisor and others various forms of compensation for the services performed for the Series.  The officers receive no “other compensation” from the Series.  There are no compensation plans or arrangements relating to a change in control of either the Series, the Platform or the Sponsor.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Not applicable.  All of the Platform’s manager interest is held by the Sponsor.

(b)           Security Ownership of Management

As of December 31, 2007, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units.  As of December 31, 2007, the Sponsor owned directly 9.94 Units, which constituted 0.07% of the total Units outstanding, and did not own any Units indirectly. (c)Changes in Control

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.”  As at December 31, 2007, the Series had paid the following:  (i) management fees and performance fees of $256,483 and $309,795, respectively, to the Trading Advisor; (ii) brokerage commissions of $89,861 to the Clearing Broker and UBS AG, the prime broker; (iii) Sponsor’s fees of $32,004 to the Sponsor; and (iv) selling commissions and placement fees of $256,028 and $134,500, respectively, to UBS FS.  In addition, the Series pays UBS bid-ask spreads on forward currency trades.  The Series also pays the Clearing Broker interest on short-term loans extended by the Clearing Broker to cover losses on non-U.S. currency positions.  See “Interest” in Item 1(c) “Narrative Description of Business.”  In the case of EFP transactions with the F/X dealer, UBS recognizes certain incremental profits from the differential at which the Series’ cash currency positions are exchanged for futures.  As a result, the Clearing Broker and its affiliates have derived certain economic benefits from possession of a portion of the Series’ assets, as well as from foreign exchange and EFP trading.  The Sponsor controls the management of the Series and serves as its sponsor.  Although the Sponsor will not sell any assets, directly or indirectly, to the Series, affiliates of the Sponsor will make substantial profits from the Series due to the foregoing revenues.  No loans have been, are or will be, outstanding between the Sponsor or any of its principals and the Series.

(b)           Review, Approval or Ratification of Transactions with Related Persons

Certain of the service providers to the Platform and the Series, other than the Trading Advisor, the Administrator, the Series’ independent auditors and outside counsel to the Sponsor, are affiliates of UBS, including the currently exclusive Clearing Broker and selling agents for the Series.  The Sponsor has negotiated with the Trading Advisor regarding the level of its advisory fees and certain other terms of the agreement among, inter alia, the Series and the Trading Advisor.  However, none of the fees paid by the Series to any UBS party have been or will be negotiated, and they may be higher than would have been obtained in arm’s-length bargaining.

See Item 1(c) “Narrative Description of Business” and Item 13(a) “Transactions With Related Persons” for a discussion of other business dealings between the Sponsor’s affiliates and the Series.

(c)           Director Independence

The Series does not have directors.  None of the directors of the Sponsor are independent.  See Item 10(a) and (b)  “Identification of Directors and Executive Officers.”

Item 14:  Principal Accounting Fees and Services

(1)           Audit Fees

Aggregate fees billed for professional services rendered by Ernst and Young LLP in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the year ended December 31, 2007 were $98,000.  Aggregate fees billed for these services for the period ended December 31, 2006 were $8,000.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst and Young LLP for the period ended December 31, 2007 related to the Series.

(3)           Tax Fees

Aggregate fees billed for professional services rendered by Ernst & Young LLP in connection with tax compliance, tax advice and tax planning for the year ended December 31, 2007, were approximately $30,000.

(4)           All Other Fees

No fees were incurred by Ernst and Young LLP, or any member firms of Ernst and Young LLP and their respective affiliates, during the period ended December 31, 2007 for any other professional services in relation to the Series.

(5)           Pre-Approval Policies

The audit committee of UBS AG pre-approves the engagement of the Series’ auditor for all services to be provided by the auditor.

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)(1)              Financial Statements

See Financial Statements filed herewith as Exhibit 13.01.

Affirmation of US Managed Fund Services Inc.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Members’ Capital
Condensed Schedule of Investments
Notes to Financial Statements

(a)(2)              Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Financial Statements filed herewith as Exhibit 13.01 or notes thereto.

(a)(3)              Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.
*3.1	Certificate of Formation of UBS Managed Futures LLC.
*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
*4.2	Separate Series Agreement for the Series.
*10.1	Advisory Agreement.
**10.2	Representation Letter.
**10.3	Administration Agreement.
**10.4	Escrow Agreement.
*10.5	Form of Customer Agreement.
**10.6	Form of Subscription Agreement.
10.7	Customer Agreement with UBS Securities LLC.
10.8	FX Prime Brokerage Agreement with UBS AG.
10.9	Form of ISDA Master Agreement and Credit Support Annex.
10.10	ISDA Schedule and Credit Support Annex between UBS Managed Futures (Aspect) LLC and UBS AG.
13.01	2007 Financial Statements and Report of Independent Registered Public Accounting Firm.
*21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2008.

Dated: March 19, 2008

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor

By: /s/Julie M. DeMatteo
Name:  Julie M. DeMatteo
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Sponsor	Date

/s/ Julie M. DeMatteo	President and Chief	March 19, 2008
Julie M. DeMatteo	Executive Officer and Director
(Principal Executive Officer)

/s/Per Dyrvik	Treasurer and Director	March 19, 2008
Per Dyrvik	(Principal Financial and Accounting Officer)

 (Being the principal executive officers, the principal financial and accounting officer and a majority of the directors of UBS Managed Fund Services Inc.)

UBS Managed Fund Services Inc.
Sponsor of Registrant
March 19, 2008

S-1