Form 10-Q
period 2008-03-31
UBS Managed Futures LLC (Aspect Series)
filed 2008-05-13
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  ☐                                                                Accelerated filer  ☐
Non-accelerated filer    ☐                                           (Do not check if a smaller reporting company)                                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

UBS MANAGED FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2008 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1
	Statements of Financial Condition (unaudited)
	Statements of Operations (unaudited)
	Statements of Changes in Members’ Capital (unaudited)
	Condensed Schedule of Investments (unaudited)
	Notes to Financial Statements (unaudited)
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4T.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14
Item 1A.	RISK FACTORS	15
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
Item 5.	OTHER INFORMATION	15
Item 6.	EXHIBITS	15

SIGNATURES		S-1

ii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Equity in commodity trading account at clearing broker:
Cash (restricted: $1,668,815)	$33,743,124	$20,995,051
Net unrealized appreciation (depreciation) on open contracts	(86,721)	777,415
Net payable related to unexpired contracts	(87,110)	(14,822)
	33,569,293	21,757,644

Cash at bank	164,593	92,369
Net interest receivable	37,647	63,269
Total assets	$33,771,533	$21,913,282

Liabilities and Members’ Capital
Liabilities
Accrued brokerage commissions	$2,060	$4,631
Accrued sales commission	34,480	36,009
Accrued sponsor’s fee	4,310	4,501
Accrued management fee	35,211	35,963
Accrued performance fee	441,283	-
Accrued operating costs and administrative fee	151,945	99,345
Subscriptions received in advance	12,713,080	444,250
Redemptions payable	141,816	5,530,762
Total liabilities	13,524,185	6,155,461

Members’ Capital
Members (17,015.55 and 14,690.08 units outstanding at March 31, 2008 and December 31, 2007, respectively, unlimited units authorized)	20,235,525	15,747,164
Sponsor (9.94 units outstanding at March 31, 2008 and December 31, 2007, unlimited units authorized)	11,823	10,657
Total members’ capital	20,247,348	15,757,821

Total liabilities and members’ capital	$33,771,533	$21,913,282

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Operations
(unaudited)

	January 1, 2008	January 1, 2007
	through	through
	March 31, 2008	March 31, 2007 *

Trading gains (losses):
Net realized gain (loss)	$3,333,374	$(31,276)
Change in unrealized appreciation (depreciation) on open contracts	(864,136)	102,882
Brokerage commission	(24,615)	(4,806)
Net trading gains (losses)	2,444,623	66,800

Investment income:
Interest income	128,268	17,462
Total investment income	128,268	17,462

Expenses:
Sales commission	96,763	6,725
Sponsor’s fee	12,095	842
Management fee	98,629	6,733
Performance fee	444,255	12,013
Operating costs and administrative fee	130,663	10,323
Total Expenses	782,405	36,636

Net investment gain (loss)	(654,137)	(19,174)

Net income (loss)	$1,790,486	$47,626

Net income (loss) per unit:
Weighted average number of units outstanding	15,786.40	7,760.62
Net income (loss) per weighted average unit	$113.420	$6.137

* The Series was organized on October 26, 2006 and
commenced operations on March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Schedule of Investments
March 31, 2008
(unaudited)
	% of Members’ Capital		Net Unrealized Appreciation (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	(0.53	) %	$(107,880)
Energy	(0.23	) %	(46,767)
Interest Rates	0.33%		65,990
Metals	(0.02	) %	(3,969)
Foreign
Agriculture	(0.03	) %	(6,849)
Interest Rates	0.03%		6,783
	(0.45	) %	(92,692)
Short contracts
Domestic
Agriculture	0.09%		18,797
Energy	0.01%		2,913
Stock Indices	(0.05	) %	(9,923)
Foreign
Interest Rates	0.01%		1,582
Stock Indices	(0.13	) %	(26,332)
	(0.07	) %	(12,963)

Total futures contracts	(0.52	) %	(105,655)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts receivable	1.08%		218,252
Total forward currency contracts payable	(0.98	) %	(199,318)

Total forward currency contracts	0.10%		18,934

Net unrealized appreciation (depreciation) on open contracts	(0.42	) %	$(86,721)

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

(1)	Organization

UBS Managed Fund Services Inc. (the “Sponsor”), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the “Platform”) of which UBS Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series.”  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  The Aspect Series invests all or substantially all of its assets in UBS Managed Futures (Aspect) LLC (the “Trading Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series and the Trading Fund are collectively referred to herein as the “Series.”  The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG is currently the foreign exchange clearing broker of the Series, although the Sponsor may engage other clearing brokers in its discretion. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission to register the Series’ units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

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

(2)	Summary of Significant Accounting Policies

The accompanying unaudited financial statements of the Series have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Series’ Annual Report filed on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Series for the periods presented have been included.    The following is a description of the more significant of those policies that the Series follows in preparing its financial statements.  Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Series’ Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

Effective January 1, 2008, the Series adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS 157 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. The Series’ adoption of SFAS 157 did not have a material impact on its financial condition or results of operations.

(3)	Fair Value of Investments

Various inputs are used in determining the fair value of the Series’ investments. These inputs are summarized in the three broad levels listed below:
• Level 1 – quoted prices in active markets for identical investments
• Level 2 – significant other observable inputs
• Level 3 – significant unobservable inputs
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of March 31, 2008. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using

Description	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	($86,721)	($86,721)	$0	$0

(4)	Related Party Transactions

The Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 0.50% per annum.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 1.00% per annum (at current rates).  For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 2.00% per annum (at current rates).

The Series incurred brokerage commissions of $24,615 and $4,806 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $2,060 owed to the Clearing Broker at March 31, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the

Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.  Upfront placement fees of $10,350 and $27,380 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $96,763 and $6,725 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $34,480 owed to UBS Financial Services Inc. at March 31, 2008.  UBS Financial Services Inc., in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (5) Advisory Agreement).

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $12,095 and $842 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $4,310 owed to the Sponsor at March 31, 2008.

The Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Series’ current Confidential Disclosure Document (including Parts One and Two, the “Disclosure Document”), the Series reimbursed the Sponsor for these costs.  For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

The unaudited, except for December 31, 2007, net asset value and net asset value per Unit are as follows:

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(5)           Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2.0% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 4) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. Effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent.  The Series incurred management fees of $98,629 and $6,733 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $35,211 owed to the Trading Advisor at March 31, 2008.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $444,255 and $12,013 for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $441,283 owed to the Trading Advisor at March 31, 2008.

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

Credit Risk
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

Due to forward contracts being traded in unregulated markets between principals, the Series also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading.  Additionally, the Series is exposed to the creditworthiness of the Clearing Broker.  In the unlikely event of the Clearing Broker’s bankruptcy, the Series could lose all or substantially all of its assets.

Market Risk
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

Net trading results from derivatives for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007 are reflected in the Statements of Operations and equal the trading gains (losses) less brokerage commission.  Such trading results reflect the net gain or loss arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective investment in the Series.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Total return is calculated based on the aggregate return of the Series taken as a whole.  The amounts are not annualized.

	Three months ended March 31, 2008		Period from March 16, 2007 to March 31, 2007
Members’ capital per Unit at beginning of period	$1071.959		$1000.000

Income from operations:
Net trading gains	158.715		8.607
Net investment loss	(41.437)		(44.806)
Net change in Members’ capital per Unit from operations	117.278		(36.199)

Members’ capital per Unit at end of period	$1189.237		$963.801

Total return:
Total return before performance fee	13.37%		(3.47	) %
Performance fee	(2.43	) %	(0.15	) %
Total return after performance fee	10.94%		(3.62	) %

Ratios to average Members’ capital
Net investment loss	(3.73	) %	(4.68	) %

Expenses:
Expenses	1.93%		4.75%
Performance fee	2.53%		0.16%
Total expenses	4.46%		4.91%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(8)           Subsequent Events

Member subscriptions received for the period April 1, 2008 through May 1, 2008 totaled $25,393,537.  Member redemptions received for the period April 1, 2008 through May 1, 2008 totaled $0.

Effective May 6, 2008, Julie Marie DeMatteo is no longer employed by the Sponsor, having served as President, Chief Executive Officer and as a Director of the Sponsor and having performed functions similar to those of a principal executive officer of the Series.  Effective May 8, 2008, Richard Meade will no longer serve as Chief Operating Officer of the Sponsor, having been appointed President, Chief Executive Officer and as a Director of the Sponsor and will perform functions similar to those of a principal executive officer of the Series.  The Sponsor does not anticipate that this change will have a material impact on the Platform or the Series.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.”  The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per unit for all other purposes, which complies with U.S. generally accepted accounting principles, except with respect to organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Financial Statements – (4) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

Operational Overview

This performance summary describes the manner in which UBS Managed Futures LLC (Aspect Series) (together with UBS Managed Futures (Aspect) LLC, in which UBS Managed Futures LLC (Aspect Series) invests all or substantially all of its assets, the “Series”) has performed in the past and is not an indication of future performance.  While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This permits Aspect Capital Limited, the Series’ trading advisor (the “Trading Advisor”), to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through March 31, 2008, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $450,609 (388.461 units) and $0 (0 units) for the three months ended March 31, 2008 and for the period from March 16, 2007 to March 31, 2007, respectively, and accrued $141,816 in redemptions payable to investors in the Series (“Members”) at March 31, 2008.

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

Results of Operations

General

UBS Managed Futures LLC (the “Platform”) is being sponsored by UBS Managed Fund Services Inc. (the “Sponsor”).  The purpose of the Platform is to make available to qualified clients of the Sponsor or its affiliates professional managed futures advisors.  The Platform is a Delaware series limited liability company issuing segregated series of limited liability company interests.  Each series will invest in either a wholly-owned trading subsidiary or an existing fund managed by a single professional managed futures advisor.  Over time, the Platform intends to offer a selection of different segregated series managed by different advisors collectively employing a range of technical, fundamental, systematic and/or discretionary trading strategies, although there can be no assurance that any series other than the Series will be offered or that the Series will continue to be offered.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (‘Adam, Harding and Lueck’), now part of Man Group plc., where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 100 employees and manages approximately $4.937 billion overall, including approximately $4.708 billion in the Program as of April 1, 2008.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the National Futures Association (“NFA”) and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of March 31, 2008, the Series had a capitalization of $20,507,363 based on the net asset value for all other purposes, of which $0 was attributable to the Trading Advisor.

Performance Summary

Quarter ending March 31, 2008

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2008, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

The Series ended March 31, 2008 with a year-to-date positive return of 10.43%, based on the net asset value for all other purposes (see “Notes to Financial Statements – (4) Related Party Transactions”).

January 1, 2008 to March 31, 2008

During March 2008, the Series posted a 2.09% loss for the month, a 10.43% gain for the year to date and an overall gain of 20.45% for the Series since its inception in March 2007 (not annualized).

After starting the month positive as trends in equities and commodities continued, the Series struggled in the final weeks of the month with losses from positions in precious metals and agriculturals. Amid high volatility, these markets reversed sharply, causing long positions to give back some of their gains made earlier in the year. Short positions in stock indices took advantage of further market weakness, especially in Japan. Central bank action and improved conditions within the financials sector subsequently helped global equity markets to rally later in the month, but the Series’ short positions in stock indices still finished as the most profitable sector for the Series. Results in fixed income were mixed: bonds finished profitably overall with strong performance from the long exposure to Japanese government bonds; short-term interest rates finished down, however, with losses from the long positions in the Euro Interbank Offered Rate and short sterling. The currencies sector finished profitably as positions benefited from the continued depreciation of the U.S. dollar against the Euro and Swiss franc. The energies sector saw more mixed results, but strong performance in gas oil and heating oil ensured a net profit.

During February 2008, the Series performed strongly posting a 7.85% gain for the month, a 12.78% gain for the year to date and an overall gain of 23.02% for the Series from March 16, 2007 to February 29, 2008 (not annualized).

Conditions within the equity and fixed income markets remained volatile as negative sentiment continued.  Weak economic data pushed the U.S. equity markets lower in the month, while conditions in the credit markets offered little reprieve as credit spreads widened to record levels.  Fixed income markets continued their recent rally; this was also true in many commodity markets. The agriculturals sector was the best performing sector, aided by robust gains from the Series’ long positions in soybeans, coffee and wheat.  Long positions in oils and precious metals accounted for much of the gains seen in the energies and metals sectors.  In fixed income, the most profitable contracts were the long positions in Eurodollar and the short positions in Australian Bills.  Elsewhere, the short positions in stock indices finished positively; however, the mixed positions in stock sectors finished the month with a small aggregate loss.  In currencies, the Euro/U.S. dollar and U.S. dollar/Swiss franc pairs were the most profitable positions after the U.S. dollar finished the month near record lows against several of the major currencies.

During January 2008, the Series posted a 4.57% gain for the month and an overall gain of 14.06% for the Series from March 16, 2007 to January 31, 2008 (not annualized).

The Series performed well in January. Data gathered early in the month suggesting a weak economy and the increasing likelihood of a U.S. recession was reflected in an increased level of risk aversion by many investors. This prompted the U.S. Federal Reserve to cut interest rates by a total of 1.25% during the month. The reduction in interest rates created some positive market sentiment, though this appeared short-lived as many equity markets posted their worst January performance since 1990. The Series was well placed to respond to this heightened risk aversion. Short positions in many equity indices and long positions in short-term interest rates were particularly profitable as were the long positions in bonds. After recent months which have witnessed higher volatility in foreign exchange markets, global currency markets were relatively subdued in January. A small loss in the currency sector was compounded by a larger negative contribution from energies as the strength in oil prices seen at the end of last year reversed. However, the strong performance from agriculturals continued with gains being driven by long positions in corn and soybean.

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

The Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 0.50% per annum.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 1.0% per annum (at current rates).  For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 2.0% per annum (at current rates).

The Series’ management, Sponsor’s and administrative fees and the ongoing sales commissions are a constant percentage of the Series’ net asset value for all other purposes; although the administrative fee is also subject to a monthly minimum of $10,000, which the Series has paid historically each month.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded.  The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is no meaningful distinction between realized and unrealized profits.  Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at March 31, 2008.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a small reporting company.

Item 4T:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Sponsor’s internal control over financial reporting with respect to the Series during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Series’ internal control over financial reporting.

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

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 21, 2008.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the first quarter of 2008:

Month	Units Redeemed	Net Asset Value per Unit for all other purposes

January 31, 2008	270.723	1140.623
February 29, 2008	0.000	1230.199
March 31, 2008	117.737	1204.509
Total	388.460

Item 3:  Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)	None.

(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

^1.1	Selling Agreement.

*3.1	Certificate of Formation of UBS Managed Futures LLC.

Exhibit Number	Description of Document

*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.

*4.2	Separate Series Agreement for the Series.

*10.1	Advisory Agreement.

^10.2	Representation Letter.

^10.3	Administration Agreement.

^10.4	Escrow Agreement.

*10.5	Form of Customer Agreement.

#10.6	Form of Subscription Agreement.

w10.7	Customer Agreement with UBS Securities LLC.

w10.8	FX Prime Brokerage Agreement with UBS AG.

w10.9	Form of ISDA Master Agreement and Credit Support Annex.

w10.10	ISDA Schedule and Credit Support Annex between UBS Managed Futures (Aspect) LLC and UBS AG.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
^ Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
# Incorporated by reference to the Series’ Form 10-Q previously filed on August 14, 2007.
w Incorporated by reference to the Series’ Form 10-K previously filed on March 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor

By: /s/ Richard Meade
Name:  Richard Meade
Title:  President and Chief Executive Officer

S-1