Form 10-Q
period 2008-06-30
UBS Managed Futures LLC (Aspect Series)
filed 2008-08-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

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
Yes     ☐  No     ☒

UBS MANAGED FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2008 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Statements of Financial Condition (unaudited) Statements of Operations (unaudited) Statements of Changes in Members’ Capital (unaudited) Condensed Schedule of Investments (unaudited) Notes to Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
Item 4T.	CONTROLS AND PROCEDURES	16

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	16
Item 1A.	RISK FACTORS	16
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
Item 3.	DEFAULTS UPON SENIOR SECURITIES	17
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
Item 5.	OTHER INFORMATION	17
Item 6.	EXHIBITS	17

SIGNATURES		S-1

ii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Financial Condition

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Equity in commodity trading account at clearing broker:
Cash (restricted: $5,674,304)	$59,122,587	$20,995,051
Net unrealized appreciation (depreciation) on open contracts	2,445,835	777,415
Net payable related to unexpired contracts	(11,810)	(14,822)
	61,556,612	21,757,644

Cash	132,096	92,369
Net interest receivable	61,498	63,269
Total assets	$61,750,206	$21,913,282

Liabilities and Members’ Capital
Liabilities
Accrued brokerage commissions	$5,515	$4,631
Accrued sales commission	84,252	36,009
Accrued sponsor’s fee	10,532	4,501
Accrued management fee	85,521	35,963
Accrued performance fee	738,630	-
Accrued operating costs and administrative fee	132,096	99,345
Subscriptions received in advance	10,480,755	444,250
Redemptions payable	287,934	5,530,762
Total liabilities	11,825,235	6,155,461

Members’ Capital
Members (40,053.88 and 14,690.08 units outstanding at June 30, 2008 and December 31, 2007, respectively, unlimited units authorized)	49,912,582	15,747,164
Sponsor (9.94 units outstanding at June 30, 2008 and December 31, 2007, unlimited units authorized)	12,389	10,657
Total members’ capital	49,924,971	15,757,821

Total liabilities and members’ capital	$61,750,206	$21,913,282

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Operations
(unaudited)

	April 1, 2008	April 1, 2007	January 1, 2008	January 1, 2007
	through	through	through	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007*

Trading gains (losses):
Net realized gain (loss)	$1,431,547	$1,242,034	$4,764,921	$1,210,758
Change in unrealized appreciation (depreciation) on open contracts	2,532,556	323,170	1,668,420	426,052
Brokerage commission	(57,309)	(18,775)	(81,924)	(23,581)
Net trading gains (losses)	3,906,794	1,546,429	6,351,417	1,613,229

Investment income:
Interest income	160,088	134,172	288,356	151,634
Total investment income	160,088	134,172	288,356	151,634

Expenses:
Sales commission	212,372	56,370	309,135	63,095
Sponsor’s fee	26,547	7,045	38,642	7,887
Management fee	213,692	57,165	312,321	63,898
Performance fee	738,630	297,782	1,182,885	309,795
Operating costs and administrative fee	90,336	60,355	220,999	70,678
Total Expenses	1,281,577	478,717	2,063,982	515,353

Net investment gain (loss)	(1,121,489)	(344,545)	(1,775,626)	(363,719)

Net income (loss)	$2,785,305	$1,201,884	$4,575,791	$1,249,510

Net income (loss) per unit:
Weighted average number of units outstanding	30,859.96	10,374.84	24,184.18	9,721.28
Net income (loss) per weighted average unit	$90.256	$115.846	$189.206	$128.533

* The Series was organized on October 26, 2006 and commenced operations on March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Schedule of Investments
June 30, 2008
(unaudited)

	% of Members’ Capital		Net Unrealized Appreciation (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.66%		$330,294
Bonds	0.00%		2,125
Energy	0.46%		229,232
Metals	0.20%		97,864
Foreign
Agriculture	0.21%		106,395
Bonds	(0.02	) %	(9,443)
Interest Rates	(0.09	) %	(42,802)
Stock Indices	(0.04	) %	(22,465)
	1.38%		691,200
Short contracts
Domestic
Agriculture	(0.01	) %	(5,293)
Interest Rates	(0.06	) %	(27,688)
Metals	0.06%		29,711
Stock Indices	0.46%		231,068
Foreign
Bonds	0.13%		63,290
Interest Rates	1.01%		502,607
Stock Indices	0.91%		452,314
	2.50%		1,246,009

Total futures contracts	3.88%		1,937,209

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts receivable	2.08%		1,036,053
Total forward currency contracts payable	(1.06	) %	(527,427)

Total forward currency contracts	1.02%		508,626

Net unrealized appreciation (depreciation) on open contracts	4.90%		$2,445,835

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

(3)	Fair Value of Investments

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

Various inputs are used in determining the fair value of the Series’ investments. These inputs are summarized in the three broad levels listed below:
• Level 1 – quoted prices in active markets for identical investments
• Level 2 – significant other observable inputs
• Level 3 – significant unobservable inputs
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of June 30, 2008. These assets are measured on a recurring basis.
		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$2,445,835	$2,445,835	$0	$0

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

The Series incurred brokerage commissions of $81,924 and $23,581 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $5,515 owed to the Clearing Broker at June 30, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series.  Upfront placement fees of $392,198 and $68,178 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $309,135 and $63,095 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $84,252 owed to the Selling Agent at June 30, 2008.  The Selling Agent in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (5) Advisory Agreement).

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $38,642 and $7,887 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $10,532 owed to the Sponsor at June 30, 2008.

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

The unaudited, except for December 31, 2007, net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136

Total return after performance fee, six months ended June 30, 2008				14.80%	16.25%

* Commencement of operations of the Series was March 16, 2007

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(5)           Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2.0% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 4) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. As of January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent.  The Series incurred management fees of $312,321 and $63,898 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $85,521 owed to the Trading Advisor at June 30, 2008.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $1,182,885 and $309,795 for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $738,630 owed to the Trading Advisor at June 30, 2008.

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

Net trading results from derivatives for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007 are reflected in the Statements of Operations and equal the trading gains (losses) less brokerage commission.  Such trading results reflect the net gain or loss arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective investment in the Series.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Total return is calculated based on the aggregate return of the Series taken as a whole.  The amounts are not annualized.

	Six months ended June 30, 2008		Period from March 16, 2007 to June 30, 2007
Members’ capital per Unit at beginning of period	$1,071.959		$1,000.000

Income from operations:
Net trading gains	247.598		163.985
Net investment loss	(73.421)		(71.212)
Net change in Members’ capital per Unit from operations	174.177		92.773

Members’ capital per Unit at end of period	$1,246.136		$1,092.773

Total return:
Total return before performance fee	19.00%		11.86%
Performance fee	(2.75	) %	(2.58	) %
Total return after performance fee	16.25%		9.28%

Ratios to average Members’ capital
Net investment loss	(5.57	) %	(5.65	) %

Expenses:
Expenses	2.77%		4.36%
Performance fee	3.71%		2.53%
Total expenses	6.48%		6.89%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(8)           Subsequent Events

Member subscriptions received for the period July 1, 2008 through August 1, 2008 totaled $14,264,555.  Member redemptions received for the period July 1, 2008 through July 31, 2008 totaled $0.

In connection with a series of internal reorganizations at UBS AG, it is possible that the Sponsor may no longer act as a commodity pool operator. Consequently, the Sponsor is seeking an outside service provider as a replacement in its demonstrative role as the commodity pool operator of the Series and the Platform so that the Series and Platform can continue to operate as they have to date.  The Trading Advisor will remain as the sole trading advisor of the Series.  Any replacement sponsor will be fully qualified to service the Series and Platform, and any transition to such replacement sponsor should have no effect on investors.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This permits Aspect Capital Limited, the Series’ trading advisor (the “Trading Advisor”), to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through June 30, 2008, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $738,543 (618.40 units) and $0 (0 units) for the six months ended June 30, 2008 and for the period from March 16, 2007 to June 30, 2007, respectively, and accrued $287,934 in redemptions payable to investors in the Series (“Members”) at June 30, 2008.

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
The Series is the only series currently being offered by the Platform.  The Series is traded solely by the Trading Advisor, using its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  By maintaining a comparatively small exposure to any individual market, the aim is to achieve real diversification.

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (‘Adam, Harding and Lueck’), now part of Man Group plc., where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 100 employees and manages approximately $5.06 billion overall, including approximately $4.812 billion in the Program as of June 30, 2008.  The Trading Advisor is a

limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the National Futures Association (“NFA”) and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007, the Trading Advisor redeemed the full value of its seed capital.  As of June 30, 2008, the Series had a capitalization of $50,168,558 based on the net asset value for all other purposes, of which $0 was attributable to the Trading Advisor.

In connection with a series of internal reorganizations at UBS AG, it is possible that the Sponsor may no longer act as a commodity pool operator. Consequently, the Sponsor is seeking an outside service provider as a replacement in its demonstrative role as the commodity pool operator of the Series and the Platform so that the Series and Platform can continue to operate as they have to date.  The Trading Advisor will remain as the sole trading advisor of the Series.  Any replacement sponsor will be fully qualified to service the Series and Platform, and any transition to such replacement sponsor should have no effect on investors.

Performance Summary

Quarter ending June 30, 2008

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2008, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

The Series ended June 30, 2008 with a year-to-date positive return of 14.80%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

April 1, 2008 to June 30, 2008

During April 2008, the Series posted a 5.92% loss for the month, a 3.89% gain for the year-to-date, and an 11.71% gain on an annualized basis for the period from inception (March 16, 2007) to April 30, 2008.

Conditions in global equity and fixed income markets remained challenging for the Series throughout much of April.  Amid a mixture of robust U.S. economic data releases and earnings reports in non-financials stocks, global equity markets pushed higher during the month.  Fixed income prices dropped in tandem with the equity market gains, with particularly sharp falls seen in Japanese government bonds and the Eurodollar in late April.  These movements continued to go against the recent strong trends seen within some of these markets, hurting performance across the Series’ long exposure to fixed income and short positions in stock indices.  Bonds incurred the most significant losses during the month.  Elsewhere, currencies finished on a loss overall after the U.S. dollar strengthened late in the month, particularly against the Euro and Swiss franc.  Compared to recent months, performance in commodities was relatively subdued: metals and agriculturals finished with marginal losses after key prices came off their recent highs; however, the long positions in energies finished strongly after crude oil advanced to reach new highs.

During May 2008, the Series posted a 3.51% gain for the month, a 7.53% gain for the year-to-date, and a 14.05% gain on an annualized basis for the period from inception (March 16, 2007) to May 31, 2008.

The energies sector was the main driver of performance throughout the month, as the oil complex continued its surge to all-time highs. Important influences included supply disruptions, bullish inventory data, long-term analyst forecasts and a weakening U.S. dollar. The Series’ established long positions took advantage of these moves, with the largest profits coming from the reformulated gasoline contract. In other sectors the month started quietly, with small losses accumulating in the agriculturals and stock index sectors: many crop markets retreated from their recent highs causing some profit give-back, and global stock indices remained largely range-bound. However, through the middle of the month good profits were seen in currencies and short-term interest rates, as emerging market currencies made gains against the major currencies and interest-rate expectations became more hawkish in Europe and the United Kingdom. Finally, bonds and metals sectors both finished close to flat for the month, with each sector experiencing a mix of small, offsetting returns.

During June 2008, the Series posted a 6.76% gain for the month, a 14.80% gain for the year-to-date, and a 18.95% gain on an annualized basis for the period from inception (March 16, 2007) to June 30, 2008.

There were positive contributions overall from each sector within the portfolio, but performance was particularly driven by the agriculturals, energies and stock indices sectors.  As the U.S. economy showed further signs of weakening, global stock markets fell steadily to the benefit of the Series’ predominantly short stock indices positions.  The fixed income sectors also started the month strong; short positions in British and European markets made profits following suggestions of rate increases at the European Central Bank press conference.  However, this performance was not matched elsewhere in fixed income: the outlook for U.S. markets remained uncertain, and the Bank of Canada’s decision not to reduce interest rates made the Canadian Bankers’ Acceptance futures the Series’ worst performing market.  Finally, commodities continued to be a strong area for the Series.  Grain prices rocketed to record levels after poor weather affected U.S. crop forecasts, and the long position in natural gas was the best performer as energy prices continued to rally.

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

The Series ended March 31, 2008 with a year-to-date positive return of 10.43%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

January 1, 2008 to March 31, 2008

During January 2008, the Series posted a 4.57% gain for the month and a 14.06% gain for the period from inception (March 16, 2007) to January 31, 2008.

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

During February 2008, the Series posted a 7.85% gain for the month, a 12.78% gain for the year-to-date, and a 23.02% gain for the period from inception (March 16, 2007) to February 29, 2008.

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

During March 2008, the Series posted a 2.09% loss for the month, a 10.43% gain for the year-to-date, and a 20.45% gain for the period from inception (March 16, 2007) to March 31, 2008.

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

The Series ended June 2007 with a year-to-date positive return of 11.86%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

April 1, 2007 to June 30, 2007

During April 2007, the Series posted a 2.92% gain for the month and a 3.51% gain for the period from inception (March 16, 2007) to April 30, 2007.

Significant returns were realized in the currency markets.  In addition, stock indices and metals finished the month in positive territory.  The only disappointing sector was agriculturals, which finished the month in slightly negative territory. The best performing sector was currencies as most of the sector short positions in the Japanese Yen and U.S. dollar benefited from the subsequent weakening of both currencies throughout the month.  As global markets stabilized, investors resumed their carry trade activity sending the Japanese yen lower against the U.S. dollar and the Euro.  Elsewhere, the U.S. dollar weakened against other major currencies following weak data releases, profiting the Series’ short position. The long positions held across the stock indices sector were also profitable during April, as global equity markets continued to recover from their low in March.  Likewise, metals benefited from the re-emergence of stable trends in the sector as prices, driven by tightening fundamentals and demand growth, generally rallied throughout the month. The worst performing sector was agriculturals as cocoa prices sharply reversed to the detriment of the Series’ long positions while corn and soybean prices continued their recent decline following the release of the U.S. Department of Agriculture crop estimates for the 2007 planting season.

During May 2007, the Series posted a 4.80% gain for the month and an 8.48% gain for the period from inception (March 16, 2007) to May 31, 2007.

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

During June 2007, the Series posted a 3.11% gain for the month and an 11.86% gain for the period from inception (March 16, 2007) to June 30, 2007.

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

Quarter ending March 31, 2007

This performance description is a brief summary of how the Series performed during the period March 16, 2007 (commencement of operations) to March 31, 2007, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

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

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at June 30, 2008.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a small reporting company.

Item 4T:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Sponsor’s internal control over financial reporting with respect to the Series during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Sponsor.  UBS AG, an affiliate of the Sponsor and the Series, as well as certain of its subsidiaries and affiliates, including the Clearing Broker and UBS Financial Services Inc., have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of the Sponsor or the Series.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 21, 2008.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the second quarter of 2008:

Month	Units Redeemed	Net Asset Value per Unit for all other purposes
April 30, 2008	0.000	1133.154
May 31, 2008	0.000	1172.934
June 30, 2008	229.940	1252.216
Total	229.940

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

^1.1	Selling Agreement.
*3.1	Certificate of Formation of UBS Managed Futures LLC.
*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
*4.2	Separate Series Agreement for the Series.
*10.1	Advisory Agreement.
^10.2	Representation Letter.

Exhibit Number	Description of Document
^10.3	Administration Agreement.
^10.4	Escrow Agreement.
*10.5	Form of Customer Agreement.
#10.6	Form of Subscription Agreement.
w10.7	Customer Agreement with UBS Securities LLC.
w10.8	FX Prime Brokerage Agreement with UBS AG.
w10.9	Form of ISDA Master Agreement and Credit Support Annex.
w10.10	ISDA Schedule and Credit Support Annex between UBS Managed Futures (Aspect) LLC and UBS AG.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 7, 2008

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor

By: /s/ Richard Meade
Name:  Richard Meade
Title:  President and Chief Executive Officer

S-1