Form 10-Q
period 2008-09-30
UBS Managed Futures LLC (Aspect Series)
filed 2008-10-31
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes  ☐ No  ☒

UBS MANAGED FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2008 ON FORM 10-Q

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

i

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Financial Condition

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Equity in commodity trading account at clearing broker:
Cash (restricted: $3,699,907)	$60,532,761	$20,995,051
Net unrealized appreciation on open contracts	832,348	777,415
Net receivable/(payable) related to unexpired contracts	146,648	(14,822)
	61,511,757	21,757,644

Cash	98,724	92,369
Net interest receivable	57,483	63,269
Total assets	61,667,964	$21,913,282

Liabilities and Members’ Capital
Liabilities
Accrued brokerage commissions	$6,386	$4,631
Accrued sales commission	98,670	36,009
Accrued sponsor’s fee	12,334	4,501
Accrued management fee	98,733	35,963
Accrued operating costs and administrative fee	98,724	99,345
Subscriptions received in advance	2,489,462	444,250
Redemptions payable	77,536	5,530,762
Total liabilities	2,881,845	6,155,461

Members’ Capital
Members (52,453.83 and 14,690.08 units outstanding at September 30, 2008 and December 31, 2007, respectively, unlimited units authorized)	58,774,979	15,747,164
Sponsor (9.94 units outstanding at September 30, 2008 and December 31, 2007, unlimited units authorized)	11,140	10,657
Total members’ capital	58,786,119	15,757,821

Total liabilities and members’ capital	$61,667,964	$21,913,282

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Statements of Operations
(unaudited)

	July 1, 2008	July 1, 2007	January 1, 2008	January 1, 2007
	through	through	through	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007*

Trading gains (losses):
Net realized gain (loss)	$(3,921,118)	$(1,665,618)	$843,802	$(454,860)
Change in unrealized appreciation (depreciation) on open contracts	(1,613,488)	509,982	54,933	936,034
Brokerage commission	(104,909)	(29,131)	(186,833)	(52,712)
Net trading gains (losses)	(5,639,515)	(1,184,767)	711,902	428,462

Investment income:
Interest income	187,062	206,793	475,418	358,427
Total investment income	187,062	206,793	475,418	358,427

Expenses:
Sales commission	284,455	88,758	593,590	151,853
Sponsor’s fee	35,556	11,095	74,198	18,982
Management fee	284,619	88,561	596,940	152,459
Performance fee	-	-	1,182,885	309,795
Operating costs and administrative fee	105,000	90,965	325,998	161,643
Total Expenses	709,630	279,379	2,773,612	794,732

Net investment gain (loss)	(522,568)	(72,586)	(2,298,194)	(436,305)

Net income (loss)	$(6,162,083)	$1,257,353	$(1,586,292)	$(7,843)

Net income (loss) per unit:
Weighted average number of units outstanding	48,110.95	17,211.40	32,166.92	12,931.33
Net income (loss) per weighted average unit	$(128.081)	$(73.054)	$(49.314)	$(0.606)

* The Series was organized on October 26, 2006 and commenced operations on March 16, 2007

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Schedule of Investments
September 30, 2008
(unaudited)
	% of Members’ Capital		Net Unrealized Appreciation (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	(0.15	) %	$(88,662)
Bonds	(0.06	) %	(33,414)
Energy	(0.12	) %	(71,081)
Interest Rates	(0.13	) %	(77,375)
Foreign
Agriculture	(0.05	) %	(28,252)
Bonds	0.04%		21,501
Interest Rates	0.20%		117,874
	(0.27	) %	(159,409)
Short contracts
Domestic
Agriculture	0.44%		256,052
Energy	0.17%		101,152
Metals	1.10%		647,494
Stock Indices	0.13%		74,708
Foreign
Agriculture	0.02%		9,199
Bonds	(0.02	) %	(11,307)
Interest Rates	(0.27	) %	(158,371)
Stock Indices	0.38%		223,583
	1.95%		1,142,510

Total futures contracts	1.68%		983,101

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts receivable	(1.17	) %	(688,384)
Total forward currency contracts payable	0.91%		537,631

Total forward currency contracts	(0.26	) %	(150,753)

Net unrealized appreciation (depreciation) on open contracts	1.42%		$832,348

See accompanying notes to financial statements.

UBS MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

(1)           Organization

UBS Managed Fund Services Inc. (the “Sponsor”), an indirect subsidiary of UBS AG, is the sponsor of UBS Managed Futures LLC (the “Platform”) of which UBS Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series.”  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  The Aspect Series invests all or substantially all of its assets in UBS Managed Futures (Aspect) LLC (the “Trading Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series and the Trading Fund are collectively referred to herein as the “Series.”  The Series engages in the speculative trading of a broad range of futures and forward contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG is currently the foreign exchange clearing broker of the Series, although the Sponsor may engage other clearing brokers in its discretion. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission to register the Series’ units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

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

Various inputs are used in determining the fair value of the Series’ investments. These inputs are summarized in the three broad levels listed below:
• Level 1 – quoted prices in active markets for identical investments
• Level 2 – significant other observable inputs
• Level 3 – significant unobservable inputs
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of September 30, 2008. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$832,348	$832,348	$0	$0

(4)           Related Party Transactions

Virtually all of the Series’ assets are maintained at the Clearing Broker.  On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 0.50% per annum.  In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 1.0% per annum (at current rates).  For deposits held in local currency, the Clearing Broker credits the local short-term interest rate less a spread of up to 2.0% per annum (at current rates).

The Series incurred brokerage commissions of $186,833 and $52,712 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $6,386 owed to the Clearing Broker at September 30, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series.  Upfront placement fees of $617,428 and $119,796 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $593,590 and $151,853 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $98,670 owed to the Selling Agent at September 30, 2008.  The Selling Agent in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (5) Advisory Agreement).

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $74,198 and $18,982 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $12,334 owed to the Sponsor at September 30, 2008.

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

The unaudited, except for December 31, 2007, net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509

Total return after performance fee, nine months ended September 30, 2008				3.12%	4.53%

* Commencement of operations of the Series was March 16, 2007

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(5)           Advisory Agreement

Under signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2.0% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 4) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. As of January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent.  The Series incurred management fees of $596,940 and $152,459 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $98,733 owed to the Trading Advisor at September 30, 2008.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $1,182,885 and $309,795 for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $0 owed to the Trading Advisor at September 30, 2008.

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

Due to forward contracts being traded in unregulated markets between principals, the Series also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading.  Additionally, the Series is exposed to the creditworthiness of the Clearing Broker.  In the event of the Clearing Broker’s bankruptcy, the Series could lose all or substantially all of its assets.

Market Risk
For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Series is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

A fundamental principle of the Trading Advisor's investment approach is the importance of an active robust risk management framework.  The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  These trades will be  unwound at such time that the risk of the account is below the maximum prescribed level under normal gearing.  Additionally, the Trading Advisor has developed mechanisms designed to ensure that risk is controlled effectively at both an individual market and portfolio level.

Net trading results from derivatives for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007 are reflected in the Statements of Operations and equal the trading gains (losses) less brokerage commission.  Such trading results reflect the net gain or loss arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the market value of their respective investment in the Series.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Total return is calculated based on the aggregate return of the Series taken as a whole.  The amounts are not annualized.

	Nine months ended September 30, 2008		Period from March 16, 2007 to September 30, 2007
Members’ capital per Unit at beginning of period	$1,071.959		$1,000.000

Income from operations:
Net trading gains	119.996		80.964
Net investment loss	(71.446)		(59.148)
Net change in Members’ capital per Unit from operations	48.550		21.816

Members’ capital per Unit at end of period	$1,120.509		$1,021.816

Total return:
Total return before performance fee	6.63%		3.88%
Performance fee	(2.10	) %	(1.70	) %
Total return after performance fee	4.53%		2.18%

Ratios to average Members’ capital
Net investment loss	(5.83	) %	(5.78	) %

Expenses:
Expenses	4.03%		6.15%
Performance fee	3.00%		2.34%
Total expenses	7.03%		8.49%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

(8)           Subsequent Events

Member subscriptions received for the period October 1, 2008 through October 31, 2008 totaled $3,066,642.  Member redemptions paid for the period October 1, 2008 through October 30, 2008 totaled $77,536.

In connection with a series of internal reorganizations at UBS AG, the Sponsor determined to no longer act as a commodity pool operator of the Platform and the Series.  Consequently, the Sponsor had asked a number of outside service providers for proposals to replace the Sponsor in its demonstrative role as the commodity pool operator of the Platform and the Series so that the Platform and the Series could continue to operate as they have to date. After having reviewed proposals from several candidates, the Sponsor has chosen AlphaMetrix, LLC (“AlphaMetrix”) as the preferred candidate to replace it.  The Sponsor and AlphaMetrix signed an Assignment Agreement (the “Agreement”) on September 26, 2008 and it is anticipated that AlphaMetrix will become the commodity pool operator of the Platform and Series effective as of November 1, 2008, or such other date as may be agreed upon between AlphaMetrix and the Sponsor (the “Effective Date”).  The Aspect Series’ commodity trading advisor, Aspect Capital Limited, will continue in such capacity. The remaining UBS affiliates (UBS Financial Services Inc, UBS Securities LLC, and UBS AG) will maintain their current roles.   Pursuant to the Agreement, as soon as is practicable after the Effective

Date, AlphaMetrix will change the name of the Platform to AlphaMetrix Managed Futures LLC and the name of the Series to AlphaMetrix Managed Futures LLC (Aspect Series).  The Sponsor does not believe that the transition to AlphaMetrix will have any material effect on investors.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This permits Aspect Capital Limited, the Series’ trading advisor (the “Trading Advisor”), to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through September 30, 2008, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $1,120,232 (967.40 units) and $101,711 (98.00 units) for the nine months ended September 30, 2008 and for the period from March 16, 2007 to September 30, 2007, respectively, and accrued $77,536 in redemptions payable to investors in the Series (“Members”) at September 30, 2008.

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

The Series may trade a variety of futures-related instruments, including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

A fundamental principle of the Trading Advisor's investment approach is the importance of an active robust risk management framework.  The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  These trades will be  unwound at such time that the risk of the account is below the maximum prescribed level under normal gearing.  Additionally, the Trading Advisor has developed mechanisms designed to ensure that risk is controlled effectively at both an individual market and portfolio level.

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

Results of Operations

General

UBS Managed Futures LLC (the “Platform”) is currently being sponsored by UBS Managed Fund Services Inc. (the “Sponsor”).  In connection with a series of internal reorganizations at UBS AG, the Sponsor determined to no longer act as a commodity pool operator of the Platform and the Series.  Consequently, the Sponsor had asked a number of outside service providers for proposals to replace the Sponsor in its demonstrative role as the commodity pool operator of the Platform and the Series so that the Platform and the Series could continue to operate as they have to date. After having reviewed proposals from several candidates, the Sponsor has chosen AlphaMetrix, LLC (“AlphaMetrix”) as the preferred candidate to replace it.  The Sponsor and AlphaMetrix signed an Assignment Agreement (the “Agreement”) on September 26, 2008 and it is anticipated that AlphaMetrix will become the commodity pool operator of the Platform and Series effective as of November 1, 2008, or such other date as may be agreed upon between AlphaMetrix and the Sponsor (the “Effective Date”).  The Aspect Series’ commodity trading advisor, Aspect Capital Limited, will continue in such capacity. The remaining UBS affiliates (UBS Financial Services Inc, UBS Securities LLC, and UBS AG) will maintain their current roles.   Pursuant to the Agreement, as soon as is practicable after the Effective Date, AlphaMetrix will change the name of the Platform to AlphaMetrix Managed Futures LLC and the name of the Series to AlphaMetrix Managed Futures LLC (Aspect Series).  The Sponsor does not believe that the transition to AlphaMetrix will have any material effect on investors.  The purpose of the Platform is to make available to qualified clients of the Sponsor or its affiliates professional managed futures advisors.  The Platform is a Delaware series limited liability company issuing segregated series of limited liability company interests.

The Series is the only series currently being offered by the Platform.  The Series is traded solely by the Trading Advisor, using its Aspect Diversified Program (the “Program”).  The Program applies a fully systematic and broadly diversified global trading system, which deploys multiple trading strategies that seek to identify and exploit directional moves in market behaviour of a broad range of global financial futures, commodity futures and over-the-counter derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (‘Adam, Harding and Lueck’), now part of Man Group plc., where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 100 employees and manages approximately $3.93 billion overall, including approximately $3.835 billion in the Program as of October 1, 2008.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the National Futures Association (“NFA”) and has been registered with the Commodity Futures Trading Commission as a commodity trading advisor and commodity pool operator.  The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007, the Trading Advisor redeemed the full value of its seed capital.  As of September 30, 2008, the Series had a capitalization of $59,013,278 based on the net asset value for all other purposes, of which $0 was attributable to the Trading Advisor.

Performance Summary

Quarter ending September 30, 2008

This performance description is a brief summary of how the Series performed during the quarter ending September 30, 2008, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

The Series ended September 30, 2008 with a year-to-date positive return of 3.12%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

July 1, 2008 to September 30, 2008

During July 2008, the Series posted a 9.23% loss for the month, a 4.20% gain for the year-to-date, and a 9.71% gain on an annualized basis for the period from inception (March 16, 2007) to July 31, 2008.

Sharp reversals occurred across a number of markets resulting in a give-back of some of the profits made earlier in the year.  The largest reversals were seen in energy and agricultural commodity prices: following strong rises in June, during the course of July natural gas prices fell by over 30% and corn prices fell by 18%. Energies and agriculturals were the Series’ two worst performing sectors. Within the financials sectors, the Series’ fixed income positions were undermined as more stable equity markets and stronger than expected inflation data put downward pressure on U.S. bond prices where the Series maintained long exposure. Losses were also seen in European bond markets following the European Central Bank’s announcement that rates are likely to be maintained at current levels. The returns from the Series’ other sectors were muted. In currencies, the Series’ performance was mildly positive owing to a lack of overall direction in the foreign exchange markets during the month. The metals sector had a slightly negative impact on the Series’ return.

During August 2008, the Series posted a 4.45% loss for the month, a 0.44% loss for the year-to-date, and a 5.79% gain on an annualized basis for the period from inception (March 16, 2007) to August 31, 2008.

The currencies sector was the worst performer as a result of losses from the Series’ short U.S. dollar exposure, which had generated profits up until July of this year. The relative strength of the U.S. dollar was driven by positive economic news in the U.S. and a change in interest rate expectations in Australia and Europe. The latter resulted in the largest daily decline in the Euro against the U.S. dollar in almost 8 years.  However, the Series’ long U.S. dollar position against the British pound profited from the U.S. dollar’s rally and was the best performing instrument.  The portfolio’s long positioning in the bonds sector capitalized on these changing interest rate expectations; profits were seen in U.S. and Australian bond positions and particularly in Japanese positions following the Bank of Japan’s surprise decision to hold rates.  In the commodities sector, energy prices continued to fall on the back of a strengthening U.S. dollar, despite a brief rally due to concerns that hurricanes in the U.S. would disrupt supply.  The metals sector also contributed negatively, driven by falling precious metal prices. Short positions in base metals offset some of these losses as prices continued to fall due to negative industrial outlook and rising metal stocks. In agriculturals, grain prices continued to recede from recent highs and the Series further reduced long positions.

During September 2008, the Series posted a 3.58% gain for the month, a 3.12% gain for the year-to-date, and a 7.90% gain on an annualized basis for the period from inception (March 16, 2007) to September 30, 2008.

Global markets were particularly volatile as a number of unexpected events had dramatic effects on overall market sentiment. Increasing risk aversion through the course of the year was reflected in the Series’ positioning of long bonds and short stock indices for the whole of the month and was the main performance driver. However, as volatility of markets increased, position sizes in many markets were reduced substantially. The Series’ positioning generated profits at the beginning of the month but then reversed somewhat on the 19th as market participants returned to riskier assets as expectation of a U.S. government-led recovery increased. Continued uncertainty through the end of the month, particularly with regard to the likely nature of government action, resulted in further profit generation toward the end of the month. In currencies, there were two main themes: the U.S. dollar continued to strengthen as demand for dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion. In metals, recessionary concerns and stock build-ups continued to place downward pressure on industrial metals, especially aluminum, the second best contract this month.

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

July 1, 2007 to September 30, 2007

During July 2007, the Series posted a 5.49% loss for the month and a 5.72% gain for the period from inception (March 16, 2007) to July 31, 2007.

The Series incurred significant losses primarily due to large reversals in the bond, currency and equity markets at the end of the month.  Energies and metals finished the month with positive returns while the remaining five sectors produced negative returns after several markets reversed sharply in the final week of the month. The bonds sector was the worst performing sector as prices rallied throughout the month after existing concerns over the quality of the credit markets were exacerbated by the decision of Standard & Poor’s and Moody’s to downgrade substantial quantities of mortgage backed securities.  The later collapse of two Bear Stearns funds and predictions of further significant sub-prime related losses helped to fuel safe-haven buying as risk aversion picked up during the month.  These concerns also weighed on equities in spite of largely positive earnings data and initial optimism about merger and acquisition prospects in both US and European markets. In the final week of July equities sold off sharply, hurting the Series’ long exposure to certain stock indices. Currencies finished down with the largest losses in the long U.S. dollar/Japanese yen positions.  The Japanese yen strengthened against the U.S. dollar throughout the month as the yen carry-trade activity slowed amid increased market volatility.  The U.S. currency was also hit by an escalation in concerns surrounding the sub-prime market. Metals finished profitably as prices generally finished higher across the sector resulting from ongoing supply concerns, robust demand and money flows.  A bout of risk aversion late in the month sparked a sell-off in metals against the Series’ long positions, although the resulting losses were offset by prior gains.  Energies also finished in positive territory, as the long oil positions benefited from sharp price increases seen in the complex throughout the month.  Agriculturals finished negatively, however, with the worst losses seen in the cocoa contracts.

During August 2007, the Series posted a 6.36% loss for the month and a 1.00% loss for the period from inception (March 16, 2007) to August 31, 2007.

The markets experienced increased volatility as investor risk aversion was apparent in most markets.  The Series experienced losses as long held carry-trades in the New Zealand dollar/U.S. dollar and U.S. dollar/Japanese yen were unwound. Conditions were also volatile in the global equity markets and by mid-month some indices had fallen to their lowest levels of the year.  The partial month-end recovery was insufficient to cover losses incurred earlier in the month.  The Series experienced losses in the fixed income sector early in the month as prices rallied on safe haven buying.  By month end the short exposure was significantly reduced, and the Series gained on a small long position.  The energy sector produced solid gains in its short natural gas positions which were offset by losses in oil.  Finally, the Series’ long wheat position helped to mitigate losses elsewhere in agriculturals, while the metals finished slightly down, suppressed by inventory increases and concerns over U.S. demand.

During September 2007, the Series posted a 4.84% gain for the month and a 3.79% gain for the period from inception (March 16, 2007) to September 30, 2007.

The Series’ currencies, agriculturals and energies sectors were the most profitable during a month marked by U.S. dollar weakness and record highs in wheat and crude oil. Performance in the currencies sector was driven by the depreciation of the U.S. currency amid a stream of weak economic data releases from the U.S., including reports on non-farm payrolls and home sales data that came in much weaker than expected and preceded the Federal Reserve’s decision to cut interest rates by 50 basis points.  The Series’ long Euro/U.S. dollar and short U.S. dollar/Canadian dollar trades were therefore two of the portfolio’s most profitable positions, helped by robust Eurozone business data and escalating energy prices, respectively.  The Series’ long positions in soybeans and wheat produced the biggest gains in agriculturals, while the energies sector was supported by long positions in crude oil as prices in the commodity struck all-time highs.  Elsewhere, the Hang Seng long positions aided the stock indices sector as equities generally rallied; whereas short positions in Sterling caused a drag on performance in interest rates as prices rallied against the Series’ short positions.

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

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  The Series’ Financial Statements included in Item 1 present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at September 30, 2008.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a small reporting company.

Item 4T:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Sponsor’s internal control over financial reporting with respect to the Series during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Series’ internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the third quarter of 2008:

Month	Units Redeemed	Net Asset Value per Unit for all other purposes
July 31, 2008	0.000	1,136.577
August 31, 2008	280.068	1,085.994
September 30, 2008	68.931	1,124.839
Total	280.068

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

Pursuant to §2.8 of the Platform’s Limited Liability Company Agreement (the “Operating Agreement), the replacement of the Sponsor with a substitute manager and commodity pool operator unaffiliated with the Sponsor requires the consent of a majority-in-interest of the members (although no meeting of members is required).  Accordingly, the Sponsor distributed to Members a ballot on which to vote on whether to accept AlphaMetrix as the new manager, commodity pool operator and sponsor of the Platform and Series.  Ballots were requested to be returned to the Sponsor by September 30, 2008.  In accordance with the Operating Agreement, those not responding by September 30, 2008 were deemed to have granted such consent.  Thirteen affirmative and zero negative responses were received. Thus, AlphaMetrix has been properly approved as the new manager, commodity pool operator and sponsor of the Platform and the Series effective as of the Effective Date.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
^1.1	Selling Agreement.
*3.1	Certificate of Formation of UBS Managed Futures LLC.
*4.1	Limited Liability Company Operating Agreement of UBS Managed Futures LLC.
*4.2	Separate Series Agreement for the Series.
*10.1	Advisory Agreement.
^10.2	Representation Letter.
^10.3	Administration Agreement.
^10.4	Escrow Agreement.
*10.5	Form of Customer Agreement.
#10.6	Form of Subscription Agreement.
w10.7	Customer Agreement with UBS Securities LLC.
w10.8	FX Prime Brokerage Agreement with UBS AG.
w10.9	Form of ISDA Master Agreement and Credit Support Annex.
w10.10	ISDA Schedule and Credit Support Annex between UBS Managed Futures (Aspect) LLC and UBS AG.
~10.11	Assignment Agreement between UBS Managed Fund Services Inc., UBS Securities LLC and AlphaMetrix, LLC dated September 26, 2008.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
^ Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
# Incorporated by reference to the Series’ Form 10-Q previously filed on August 14, 2007.
w Incorporated by reference to the Series’ Form 10-K previously filed on March 21, 2008.
~ Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2008

UBS MANAGED FUTURES LLC (ASPECT SERIES)

By:  UBS Managed Fund Services Inc.
Sponsor

By: /s/ Richard Meade
Name:  Richard Meade
Title:  President and Chief Executive Officer