Form 10-Q
period 2009-03-31
Alphametrix Managed Futures LLC (Aspect Series)
filed 2009-05-15
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

c/o ALPHAMETRIX, LLC 181 West Madison 34th Floor Chicago, Illinois 60602
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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
Yes  ☐ No  ☒

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2009 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Consolidated Statements of Financial Condition (unaudited) Condensed Consolidated Schedules of Investments (unaudited) Consolidated Statements of Operations (unaudited) Consolidated Statements of Changes in Members’ Capital (unaudited) Notes to Consolidated Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4T.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14
Item 1A.	RISK FACTORS	15
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
Item 5.	OTHER INFORMATION	15
Item 6.	EXHIBITS	15

SIGNATURES		S-1

i

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008
	(Unaudited)

Assets
Equity in commodity trading account at clearing broker:
Cash	$67,030,749	$71,677,315
Unrealized appreciation/(depreciation) on open contracts, net	(704,823)	2,715,317
Net payable related to settled, unexpired contracts	-	(9,090)
	66,325,926	74,383,542

Cash at bank	1,052,572	314,724
Interest receivable, net	-	1,933
Total assets	$67,378,498	$74,700,199

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,627
Accrued sales commission	110,653	121,422
Accrued sponsor's fee	13,832	15,178
Accrued management fee	110,496	124,314
Accrued performance fee	9,850	1,613,251
Accrued operating costs and administrative fee	201,360	183,724
Interest payable, net	2,583	-
Subscriptions received in advance	852,010	131,000
Redemptions payable	204,523	1,500,154
Total liabilities	1,510,313	3,694,670

Members' Capital
Members (50,655.52 and 52,994.33 units outstanding at March 31, 2009 and December 31, 2008, respectively, unlimited units authorized)	65,857,628	70,994,651
Sponsor (8.12 units outstanding at March 31, 2009 and December 31, 2008, unlimited units authorized)	10,557	10,878
Total members’ capital	65,868,185	71,005,529

Total liabilities and members' capital	$67,378,498	$74,700,199

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Consolidated Schedules of Investments

(Unaudited)
	As of March 31, 2009		As of December 31, 2008
	% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.00%		$0.00%	$3,500
Energy	0.00%	-	0.03%	20,050
Interest Rates	0.12%	79,206	1.21%	862,652
Metals	0.00%	1,440	0.01%	4,490
Stock Indices	0.00%	-	0.00%	1,193
Foreign
Agriculture	0.00%	(1,688)	0.10%	69,860
Indices	0.00%	(850)	0.00%	-
Interest Rates	0.74%	485,101	2.82%	2,003,119
Metals	(0.03)%	(21,615)	0.00%	-
	0.83%	541,594	4.17%	2,964,864
Short contracts
Domestic
Agriculture	(0.37)%	(244,944)	(0.26)%	(187,016)
Energy	0.11%	70,637	0.29%	210,104
Indices	(0.09)%	(60,658)	0.00%	(2,880)
Metals	0.00%	(995)	0.01%	6,868
Foreign
Agriculture	0.00%	(2,307)	0.00%	2,548
Energy	(0.01)%	(7,665)	0.00%	-
Indices	(0.18)%	(121,539)	(0.06)%	(44,689)
Interest Rates	(0.01)%	(4,189)	0.00%	-
Metals	(0.21)%	(136,402)	(0.20)%	(145,257)
	(0.76)%	(508,062)	(0.22)%	(160,322)

Total futures contracts	0.07%	33,532	3.95%	2,804,542

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	(0.35)%	(229,074)	0.44%	313,524
Total forward currency contracts short	(0.77)%	(509,281)	(0.57)%	(402,749)

Total forward currency contracts	(1.12)%	(738,355)	(0.13)%	(89,225)

Net unrealized appreciation/(depreciation) on open contracts	(1.05)%	$(704,823)	3.82%	$2,715,317

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Operations

(Unaudited)

	January 1, 2009	January 1, 2008
	through	through
	March 31, 2009	March 31, 2008

Trading gains (losses):
Net realized gain (loss)	$2,319,712	$3,333,374
Net change in unrealized appreciation (depreciation) on open contracts	(3,389,989)	(864,136)
Brokerage commission	(43,969)	(24,615)
Net trading gains (losses)	(1,114,246)	2,444,623

Investment income:
Interest income	3,134	128,268
Total investment income	3,134	128,268

Expenses:
Sales commission	349,561	96,763
Sponsor’s fee	43,695	12,095
Management fee	350,170	98,629
Performance fee	9,850	444,255
Interest expense	8,450	-
Operating costs and administrative fee	107,908	130,663
Total expenses	869,634	782,405

Net investment income (loss)	(866,500)	(654,137)

Net income (loss)	$(1,980,746)	$1,790,486

Net income (loss) per unit:
Weighted average number of units outstanding	51,162.80	15,786.40
Net income (loss) per weighted average unit	$(38.715)	$113.420

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Changes in Members’ Capital

For the three months ended March 31, 2009 and 2008

(Unaudited)

For the Three months ended March 31, 2009
	Members		Sponsor		Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$71,005,529	53,002.45
Members’ subscriptions	1,354,138	1,004.82	-	-	1,354,138	1,004.82
Members’ redemptions	(4,510,736)	(3,343.63)	-	-	(4,510,736)	(3,343.63)
Net income (loss)	(1,980,425)	-	(321)	-	(1,980,746)	-
Members’ capital at March 31, 2009	$65,857,628	50,655.52	$10,557	8.12	$65,868,185	50,663.64

Net asset value per unit at December 31, 2008	$1,339.665		$1,339.665		$1,339.665
Change in net asset value per unit	(39.557)		(39.557)		(39.557)
Net asset value per unit at March 31, 2009	$1,300.108		$1,300.108		$1,300.108

For the Three months ended March 31, 2009
	Members		Sponsor		Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2008	$15,747,164	14,690.08	$10,657	9.94	$15,757,821	14,700.02
Members’ subscriptions	3,149,650	2,713.93	-	-	3,149,650	2,713.93
Members’ redemptions	(450,609)	(388.46)	-	-	(450,609)	(388.46)
Net income (loss)	1,789,320	-	1,166	-	1,790,486	-
Members’ capital at March 31, 2008	$20,235,525	17,015.55	$11,823	9.94	$20,247,348	17,025.49

Net asset value per unit at December 31, 2007	$1,071.959		$1,071.959		$1,071.959
Change in net asset value per unit	117,278		117,278		117,278
Net asset value per unit at March 31, 2008	$1,189.237		$1,189.237		$1,189.237

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(1)	Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (“NFA”).  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform.  On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Aspect Series was changed from UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC (Aspect Series), the name of the Platform was changed from UBS Managed Futures LLC to AlphaMetrix Managed Futures LLC.  The Aspect Series invests all or substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC  (the “Trading Fund”)   The Trading Fund then invests substantially all of its assets in AlphaMetrix Aspect Fund – MT001(the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series, the Trading Fund and the Master Fund are consolidated and collectively referred to herein as the “Series.”  The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG is currently the foreign exchange clearing broker of the Series, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Series’ financial condition at March 31, 2009 (unaudited) and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008 (unaudited). These consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the audited financial consolidated statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

On March 16, 2007, the Series issued 5,000.00 Units to the Trading Advisor for $5,000,000 (the “Trading Advisor Investment”) and issued 2,760.62 Units for $2,760,620 to third parties. On April 1, 2007, the Series issued 9.94 Units to the former sponsor, UBS MFS, for $10,000. On December 31, 2007, the Trading Advisor redeemed the full value of the Trading Advisor Investment.  On October 31, 2008, UBS MFS redeemed the full value of their Units in conjunction with the assignment of the Sponsor and on November 1, 2008, the Series issued 8.12 Units to the Sponsor for $10,000.

The Series may terminate upon the determination of the Sponsor to do so for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Series includes the accounts of the Aspect Series, the Trading Fund, and the Master Fund.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/(depreciation) on open contracts in the Statements of Financial Condition as the difference between the original contract value and the market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the consolidated financial statements.  The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the net change in unrealized appreciation/ (depreciation) on open contracts in the Statements of Operations.  Realized gains and losses on futures and forward contracts are recognized when contracts are closed.  Interest income is recognized on an accrual basis.

Foreign Currency Transactions

The Series’ functional currency is the U.S. dollar; however, it transacts business in the U.S. dollar and in currencies other than the U.S. dollar.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation into U.S. dollars are included with the net realized and change in unrealized gain or loss on investments in the Statements of Operations.

Cash at the Clearing Broker

A portion of the assets maintained at the Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of March 31, 2009 was restricted cash for margin requirements of $3,644,591.  This cash becomes unrestricted if the underlying positions it supports are liquidated.

Fair Value of Investments

Effective January 1, 2008, the Series adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  SFAS 157 is applicable in conjunction with other account pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances.  More specifically, SFAS 157 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs.  The Series’ adoption of SFAS 157 did not have a material impact on its financial condition or results of operations.

Various inputs are used in determining the fair value of the Series’ investments.  These inputs are summarized in the three broad levels listed below:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – significant other observable inputs
•	Level 3 – significant unobservable inputs

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of March 31, 2009.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Futures contracts	$33,532	$33,532	$-	$-
Forward currency contracts	(738,355)	-	(738,355)	-
Net unrealized appreciation/ (depreciation) on open contracts	$(704,823)	$33,532	$(738,355)	$-

Derivative Instruments

In March 2008, the Series adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series adopted the provisions of SFAS 161 on January 1, 2009. As a result of the adoption, the Series has expanded its disclosures regarding derivative instruments.

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Series is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk with the clearing brokers, the risk of failure by another party to perform according to the terms of a contract.  Also, see discussions in notes 1 and 6.

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and OTC derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the three months ended March 31, 2009, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Currencies-The Series holds various currencies at the Futures Commission Merchant (“FCM”).  These currencies fluctuate in value on a daily basis relative to the United States Dollar.  On March 31, the Series held positive amounts of Canadian Dollars, Swiss Francs, British Pounds, and Swedish Krona, and negative amounts of Australian Dollars, Euros, Hong Kong Dollars, Japanese Yen, Malaysian Ringgits, Singapore Dollars, and South African Rand.

Energy- For the period from January 1, 2009 to March 31, 2009, the Series traded 812 energy contracts.  The Series had exposure to both the petroleum and natural gas markets.

Agriculture- For the period from January 1, 2009 to March 31, 2009, the Series traded 1,844 agriculture contracts.  The Series held a small long allocation to cocoa and sugar.  Short exposures occurred in coffee, cotton and orange juice.  Finally, the agricultural sector exposure was rounded out with a small short position in the meat complex.

Interest Rates- For the period from January 1, 2009 to March 31, 2009, the Series traded 7,168 interest rate contracts.  The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the European markets, and a much smaller allocation of the fund was in long North American interest rate futures.

Indices- For the period from January 1, 2009 to March 31, 2009, the Series traded 1,579 index contracts.  The Series held short positions in the European stock indices, long positions in the Asia-Pacific markets and slightly long exposure to the United States stock market.

Metals- For the period from January 1, 2009 to March 31, 2009, the Series traded 694 metal contracts.  The Series held short positions in industrial metals (lead, zinc, nickel and aluminum).  In the precious metal markets, there was a small long exposure to gold and short exposure to the silver market.

Forward currency contracts-As of March 31, 2009, the Series held forwards in Australian Dollars, Norwegian Krone, Euros, Swedish Krona, British Pounds, New Zealand Dollars, Canadian Dollars, Swiss Francs, Japanese Yen, and Singapore Dollars.

The following table presents the fair value of open futures and forward currency contracts as an asset derivative if in a gain position and a liability derivative if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward currency contracts are subject to master netting agreements and quality for net presentation in the Consolidated Statement of Financial Condition in accordance with FASB Interpretation No. 39 ("Fin 39") Offsetting of Amounts Related to Certain Contracts.

	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*
Agriculture contracts	$29,040	$(277,979)
Energy contracts	97,622	(34,650)
Indices contracts	4,076	(187,122)
Forward currency contracts	11,058	(749,414)
Interest Rate contracts	634,804	(74,686)
Metals contracts	3,395	(160,967)

Total derivatives not designated as hedging instruments under SFAS 133	$779,995	$(1,484,818)

*Located in unrealized appreciation /(depreciation) on open contracts, net in the Consolidated Statement of Financial Condition.

The effect of trading futures and forward currency contracts on the Consolidated Statement of Operations for the three months ended March 31, 2009 is detailed below:

Net Trading Gain/(Loss)*
Futures contracts:
Currencies	$(13,347)
Energy	562,075
Agriculture	(269,856)
Interest Rates	25,088
Indices	(322,068)
Metals	(247,217)
Total Futures contracts:	(265,325)

Forward currency contracts:	(804,952)

Total Net Trading Gain/(Loss)	$(1,070,277)

*Includes both realized and unrealized gains/(losses) and
is located in net trading gains/(losses) in the Consolidated Statement of Operations

Income Taxes

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) sets forth a minimum threshold for financial statement recognition of the benefit of a tax position taken or expected to be taken in a tax return. Management has concluded there are no significant uncertain tax positions that would require recognition in the Series’ consolidated financial statements.

Distributions

The Sponsor does not intend to make any distributions.  Consequently, in order to pay the taxes attributable to their investment in the Series, Members must either redeem Units or pay such taxes from other sources.

Subscriptions

Units are purchased generally at the beginning of each calendar month based on the net asset value per Unit for all other purposes (see Note 3) calculated for the prior month-end.  The subscription request must be submitted at least seven calendar days prior to the first day of any month in which a Member intends to invest.

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

2009

The Series incurred brokerage commissions, and a portion of these brokerage commissions were paid to Dekla Financial, LLC, (“Dekla”), a registered introducing broker with the CFTC and an affiliate of the Sponsor.  Dekla began acting as the introducing broker for the Series’ commodity futures and forward contract transactions effective November 1, 2008.  Dekla receives a portion of the brokerage commissions paid by the Series to the Clearing Broker, which amounted to $32,789 for the three months ended March 31, 2009.

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $43,695 and $12,095 for the three months ended March 31, 2009 and 2008, respectively, of which $13,832 was owed to the Sponsor at March 31, 2009.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Series’ current Confidential Disclosure Document (including Parts One and Two, the “Disclosure Document”), the Series reimbursed the former sponsor for these costs.  For financial reporting purposes in conformity with U.S. GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

2008

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

The Series incurred brokerage commissions of $24,615 for the three months ended March 31, 2008 of which $2,060 was owed to the Clearing Broker at March 31, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.  Upfront placement fees of $10,350 for the three months ended March 31, 2008 were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the former Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $96,763 for the three months ended March 31, 2008, and accrued $34,480 owed to UBS Financial Services Inc. at March 31, 2008.  UBS Financial Services Inc., in consultation with the former Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (4) Advisory Agreement).

2008 and 2009

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108

Total return after performance fee, year ended March 31, 2009	30.40%	30.01%

* Commencement of operations of the Series was March 16, 2007

(4)	Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $350,170 and $98,629 for the three months ended March 31, 2009 and 2008, respectively, of which $110,496 was owed to the Trading Advisor at March 31, 2009.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $9,850 and $444,255 for the three months ended March 31, 2009 and 2008, respectively, of which $9,850 was owed to the Trading Advisor at March 31, 2009.

(5)	Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 (“SFAS 162”) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of consolidated financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Series is currently evaluating the impact that SFAS No. 162 will have on its consolidated financial statements.

(6)	Trading Activities and Related Market and Credit Risk

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Series is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk with the clearing broker, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures are executed on an exchange and requires margin deposits with a FCM .  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

Due to forward contracts being traded in unregulated markets between principals, the Series also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading.  Additionally, the Series is exposed to the creditworthiness of the Clearing Broker on these trades facilitated by the Clearing Broker.  In the unlikely event of the Clearing Broker’s bankruptcy, the Series could lose all or substantially all of its assets not located in segregated funds.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Series is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the year ended December 31, 2008 are reflected in the Statements of Operations and equal the trading gains (losses) less brokerage commissions.  Such trading results reflect the net gain or (loss) arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

(7)	Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2009 and 2008, respectively.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Financial highlights of the Series for the period ended March 31, 2009, are presented in the table below. The information has been derived from information presented in the consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended March 31, 2009.  Total return is calculated as the change in the net asset value per share for the period ended March 31, 2009, and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2009. Such ratios have been annualized and include brokerage commissions.

An individual shareholder’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Members’ capital per Unit at beginning of period	$1,339.665	$1,071.959

Income from operations:
Net trading gains/(loss)	(22.621)	158.715
Net investment loss	(16.936)	(41.437)
Net change in Members’ capital per Unit from operations	(39.557)	117.278

Members’ capital per Unit at end of period	$1,300.108	$1,189.237

Total return:
Total return before performance fee	(2.94)%	13.37%
Performance fee	(0.01)%	(2.43)%
Total return after performance fee	(2.95)%	10.94%

Ratios to average Members’ capital
Net investment loss	(5.28)%	(3.73)%

Expenses:
Expenses	5.28%	1.93%
Performance fee	0.01%	2.53%
Total expenses	5.29%	4.46%

(8)	Subsequent Events

Member Subscriptions and Redemptions

Subsequent to March 31, 2008, members subscribed approximately $2,500,000 and redeemed approximately $14,000,000.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.”  The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with U.S. generally accepted accounting principles, except with respect to organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Consolidated Financial Statements – (3) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

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

Liquidity

Virtually all of the Series’ capital is held in cash or cash equivalents at the Clearing Brokers and is used to margin the Series’ futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses.  The Series does not maintain any sources of financing other than that made available by the Clearing Brokers to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.  The Series pays prevailing market rates for such borrowings.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through March 31, 2009, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  The Series processes redemptions on a monthly basis.  The Series incurred redemptions of $4,510,736 (3,343.63 units) and $450,609 (388.46 units) for the three months ended March 31, 2009 and 2008, respectively, of which $204,523 remained unpaid and is included in redemptions payable to investors in the Series (“Members”) at March 31, 2009.

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

The Series may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

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

The financial instruments traded by the Series contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Series’ satisfaction of the obligations may exceed the amount recognized in the Consolidated Statements of Financial Condition of the Series.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of March 31, 2009, the Series had a capitalization of $66,062,490 based on the net asset value for all other purposes.

Performance Summary

Quarter ending March 31, 2009

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2009, not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.  The Series’ past performance is not necessarily indicative of how it will perform in the future.

The Series ended March 31, 2009 with a year-to-date negative return of 2.95%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

January 1, 2009 to March 31, 2009

The Series posted a 3.62% loss for the month ending March 31, 2009, a 2.95% loss for the three months ended March 31, 2009 and an overall gain of 30.40% for the Series since the inception of trading on March 16, 2007 (not annualized).

The Program experienced challenging market conditions in March.  Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Programme’s short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the US Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9th.  The Federal Reserve’s plan to repurchase debt caused US fixed income markets to rally. US interest rate markets and European fixed income markets followed and the Program’s long positions performed positively in fixed income sectors. In currencies, the announcement of the Treasury’s new plans resulted in the US Dollar weakening against major currencies and consequently a give-back of some of the profits the Program had generated on the back of US Dollar strength since the third quarter of 2008.  US Dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Program’s short positions.  This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally.  Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Program’s long positioning.  Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it will not cut output.

The Series posted a 0.50% gain for the month of February 2009, a 0.70% gain for the year to date and an overall gain of 35.30% for the Series from the inception of trading on March 16, 2007 to February 28, 2009 (not annualized).

The AlphaMetrix Managed Futures LLC (Aspect Series) (the “Series”) performed positively during February 2009, posting an monthly return of 0.50%.  In comparison with recent months, returns were relatively muted overall.  The Series however still made profits in the majority of sectors.  The currencies sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish Krona and Canadian Dollar which offset losses in the Yen against the US Dollar.  The Swedish Krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940.  The best performing sectors overall were stock indices and energies.  Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Series’ small short exposure.  In energies, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself.  Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets.  Fixed income markets were more mixed.  The longer end of the curve was generally profitable, with the exception of Australian bonds, however performance was dragged down by losses in shorter-dated Australian bills and especially in short Sterling, as quantitative easing started to seem more likely than further rate-cuts in the UK..

The Series posted a 0.20% gain for the month of January 2009 and an overall gain of 34.63% for the Series from the inception of trading on March 16, 2007 to January 31, 2009 (not annualized).

The AlphaMetrix Managed Futures LLC (Aspect Series) (the “Series”) performed positively during January 2009, posting an estimated monthly return of 0.20%.  The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the 4th quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth.  This was particularly seen in European bond markets with UK Gilts and Bunds being two of the worst contracts this month. Conversely, the portfolio’s long positions in interest rates benefitted from the rate cut decisions of the Bank of England and the ECB. In currencies, the US Dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Series’ short exposure. The energies sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Series’ short positions.

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

The Series ended March 31, 2008 with a year-to-date positive return of 10.43%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

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

Most of the instruments traded on behalf of the Series are highly liquid and can be closed out immediately, so that unrealized profits can generally be realized quickly if the relevant positions are closed out.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4T:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  The Series changed administrators on January 1, 2009, which resulted in changes to the Sponsor’s internal control over financial reporting with respect to the Series.  None of these changes had a material impact on the internal controls of the Series.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Sponsor.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 31, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the first quarter of 2009:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
January 31, 2009	852.24	1,346.283
February 28, 2009	2,334.55	1,352.990
March 31, 2009	156.85	1,303.950

Total	3,343.63

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
***4.1	Amended and Restated Limited Liability Company Operating Agreement
***4.2	Amended and Restated Separate Series Agreement for the Series.
***10.1	Advisory Agreement.
***10.2	Representation Letter.
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
*10.5	Form of Subscription Agreement.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2009.

Dated: May 14, 2009

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By: AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins
Name:	Aleks Kins
Title:	President and Chief Executive Officer