Form 10-Q
period 2009-06-30
Alphametrix Managed Futures LLC (Aspect Series)
filed 2009-08-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2009 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Consolidated Statements of Financial Condition (unaudited) Condensed Consolidated Schedules of Investments (unaudited) Consolidated Statements of Operations (unaudited) Consolidated Statements of Changes in Members’ Capital (unaudited) Notes to Consolidated Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
Item 4T.	CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24
Item 1A.	RISK FACTORS	24
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
Item 3.	DEFAULTS UPON SENIOR SECURITIES	24
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
Item 5.	OTHER INFORMATION	24
Item 6.	EXHIBITS	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Financial Condition

	March 31, 2009	December 31,
	(Unaudited)	2008

Assets
Equity in commodity trading account at clearing broker:
Cash	$49,827,911	$71,677,315
Unrealized appreciation/(depreciation) on open contracts, net	(441,821)	2,715,317
Net payable related to settled, unexpired contracts	-	(9,090)
	49,386,090	74,383,542

Cash at bank	5,534,461	314,724
Interest receivable, net	-	1,933
Total assets	$54,920,551	$74,700,199

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,627
Accrued sales commission	81,595	121,422
Accrued sponsor's fee	10,322	15,178
Accrued management fee	82,717	124,314
Accrued performance fee	-	1,613,251
Accrued operating costs and administrative fee	186,297	183,724
Interest payable, net	3,363	-
Subscriptions received in advance	5,276,154	131,000
Redemptions payable	855,876	1,500,154
Total liabilities	6,501,330	3,694,670

Members' Capital
Members (43,336.57 and 52,994.33 units outstanding at June 30, 2009 and December 31, 2008, respectively, unlimited units authorized)	48,410,150	70,994,651
Sponsor (8.12 units outstanding at June 30, 2009 and December 31, 2008, unlimited units authorized)	9,071	10,878
Total members’ capital	48,419,221	71,005,529

Total liabilities and members' capital	$54,920,551	$74,700,199

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Condensed Consolidated Schedules of Investments

(Unaudited)
	As of June 30, 2009		As of December 31, 2008
	% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.37%	182,576	$0.00%	$3,500
Energy	0.04%	20,819	0.03%	20,050
Interest Rates	0.02%	11,341	1.21%	862,652
Metals	-0.31%	(153,128)	0.01%	4,490
Stock Indices	0.01%	3,450	0.00%	1,193
Foreign
Agriculture	-0.01%	(2,845)	0.10%	69,860
Indices	0.10%	46,766	0.00%	-
Interest Rates	-0.46%	(223,360)	2.82%	2,003,119
Metals	0.00%	-	0.00%	-
	-0.24%	(114,381)	4.17%	2,964,864
Short contracts
Domestic
Agriculture	0.05%	26,133	-0.26%	(187,016)
Energy	0.37%	180,710	0.29%	210,104
Interest Rates	-0.09%	(42,789)	0.00%	-
Indices	0.00%	1,947	0.00%	(2,880)
Metals	-0.57%	(278,367)	0.01%	6,868
Foreign
Agriculture	0.00%	(64)	0.00%	2,548
Energy	0.00%	-	0.00%	-
Indices	0.06%	29,063	-0.06%	(44,689)
Interest Rates	-0.44%	(215,586)	0.00%	-
Metals	0.00%	-	-0.20%	(145,257)
	(0.62%	(298,953)	-0.22%	(160,322)

Total futures contracts	-0.86%	(413,334)	3.95%	2,804,542

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.09%	42,709	0.44%	313,524
Total forward currency contracts short	-0.15%	(71,196)	-0.57%	(402,749)

Total forward currency contracts	-0.06%	(28,487)	-0.13%	(89,225)

Net unrealized appreciation/(depreciation) on open contracts	-0.92%	$(441,821)	3.82%	$2,715,317

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Operations
(Unaudited)

	April 1, 2009 through June 30, 2009	April 1, 2008 through June 30, 2008	Jamuary 1, 2009 through June 30, 2009	January 1, 2008 through June 30, 2008
Trading gains (losses):
Net realized gain (loss)	$(7,670,948)	$1,431,547	$(5,351,236)	$4,764,921
Net change in unrealizeed appreciation
(depreciation) on open contracts	263,448	2,532,556	(3,126,541)	1,668,420
Brokerage commissions	(143,201)	(57,309)	(187,170)	(81,924)
Net trading gains (losses)	(7,550,701)	3,906,794	(8,664,947)	6,351,417

Investment income:
Interest income	$-	$160,088	$3,134	$288,356
Total investment income	-	160,088	3,134	288,356

Expenses:
Sale commissions	$275,627	$212,372	$625,187	$309,135
Sponsor's fee	34,453	26,547	78,149	38,642
Management fees	276,101	213,692	626,270	312,321
Performance fees	990	738,630	10,840	1,182,885
Interest expense	8,372	-	16,822	-
Operating cost and administrative fees	108,852	190,336	1,574,02	220,999
Total expenses	704,395	1,281,577	1,574,028	2,063,982

Net investment income (loss)	(704,395)	(1,121,489)	(1,570,894)	(1,775,626)

Net income (loss)	$(8,255,096)	$2,785,305	(10,235,841)	$4,575,791

Net income (loss) per unit:
Weighted average number of units outstanding	41,536.41	30,859.96	46,349.64	24,184.18
Net income (loss) per wrighted average unit	$(198,744)	$90.256	$(220.840)	$189.206

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Changes in Members’ Capital

For the three months ended June 30, 2009 and 2008

(Unaudited)

For the six months ended June 30, 2009
	Members		Sponsor		Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$71,005,529	53,002.45
Members’ subscriptions	7,709,836	16,117.66	-	-	7,709,836	6,117.66
Members’ redemptions	(20,060,303)	(15,775.42)	-	-	(20,060,303)	(15,775.42)
Net income (loss)	(10,234,034)	-	(1.807)	-	(10,235,841)	-
Members’ capital at June 30, 2009	$48,410,150	43,336.57	$9,071	8.12	$48,419,221	43,344.69

Net asset value per unit at December 31, 2008	$1,339.665		$1,339.665		$1,339.665
Change in net asset value per unit	(222.591)		(222.591)		(222.591)
Net asset value per unit at June 30, 2009	$1,117.074		$1,117.074		$1,117.074

For the six months ended June 30, 2008
	Members		Sponsor		Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2008	$15,747,164	14,690.08	$10,657	9.94	$15,757,821	14,700.02
Members’ subscriptions	30,329,902	25,982.20	-	-	30,329,902	25,982.20
Members’ redemptions	(738,543)	(618.40)	-	-	(738,543)	(618.40)
Net income (loss)	4,574,059	-	1,732	-	4,575,791	-
Members’ capital at June 30, 2008	$49,912,582	40,053.88	$12,389	9.94	$49,924,971	40,063.82

Net asset value per unit at December 31, 2007	$1,071.959		$1,071.959		$1,071.959
Change in net asset value per unit	174.177		174.177		174.177
Net asset value per unit at June 30, 2008	$1,246.136		$1,246.136		$1,246.136

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(1)	Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (“NFA”).  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform.  On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Aspect Series was changed from UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC (Aspect Series), while the name of the Platform was changed from UBS Managed Futures LLC to AlphaMetrix Managed Futures LLC.  The Aspect Series invests all or substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”).  The Trading Fund then invests substantially all of its assets in AlphaMetrix Aspect Fund – MT001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  The Aspect Series, the Trading Fund and the Master Fund are consolidated and collectively referred to herein as the “Series.”  The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Currently, UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and UBS AG  is the foreign exchange clearing broker of the Series, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Series’ financial condition at June 30, 2009 (unaudited) and December 31, 2008 and the results of its operations for the three and six months ended June 30, 2009 and 2008 (unaudited). These consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial consolidated statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited consolidated financial statements as of December 31, 2008.

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

At the sole discretion of the Sponsor, the Series may terminate for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

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

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/(depreciation) on open contracts in the Consolidated Statements of Financial Condition as the difference between the original contract value and the market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the consolidated financial statements. The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the net change in unrealized appreciation/(depreciation) on open contracts in the Consolidated Statements of Operations.  Realized gains and losses on futures and forward contracts are recognized when contracts are closed. Interest income is recognized on an accrual basis.

Foreign Currency Transactions

The Series’ functional currency is the U.S. dollar; however, it transacts business in the U.S. dollar and in currencies other than the U.S. dollar.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Consolidated Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation into U.S. dollars are included with the net realized and change in unrealized gain or loss on investments in the Consolidated Statements of Operations.

Cash at the Clearing Broker

A portion of the assets maintained at the Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of June 30, 2009 was restricted cash for margin requirements of $5,602,397.  This cash becomes unrestricted if the underlying positions it supports are liquidated.

Fair Value of Investments

Effective January 1, 2008, the Series adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances.  More specifically, SFAS 157 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs.  The Series’ adoption of SFAS 157 did not have a material impact on its consolidated financial condition or results of operations.

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

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Futures contracts	$(413,334)	$(413,334)	$-	$-
Forward currency contracts	(28,487)	-	(28,487)	-
Net unrealized appreciation/ (depreciation) on open contracts	$(441,821)	$(413,334)	$(28,487)	$-

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series adopted the provisions of SFAS 161 on January 1, 2009. As a result of the adoption, the Series has expanded its disclosures regarding derivative instruments.

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

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and OTC derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the six months ended June 30, 2009, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Currencies-The Series holds various currencies at the Futures Commission Merchant (“FCM”).  These currencies fluctuate in value on a daily basis relative to the United States Dollar.  On June 30, the Series held positive amounts of Australian Dollars and Hong Kong Dollars, and negative amounts of British Pounds, Canadian Dollars, Euros, Japanese Yen, Malaysian Ringgits, Singapore Dollars, Swedish Krona, and Swiss Francs.

Energy- As of June 30, 2009, the Series held 23 long energy contracts with a notional value of $1,702,585, and 76 short contracts with a notional value of $3,166,330.  The Series had exposure to both the petroleum and natural gas markets.

Agriculture- As of June 30, 2009, the Series held 274 long agriculture contracts with a notional value of $7,791,457, and 343 short contracts with a notional value of $7,551,061.  The Series held a small long allocation to cocoa, soybean, palm oil, and sugar.  Short exposures occurred in coffee, corn, cotton and orange juice.  Finally, the agricultural sector exposure was rounded out with a small short position in the meat and grain complex.

Interest Rates- As of June 30, 2009, the Series held 2,664 long interest rate contracts with a notional value of $1,004,480,153, and 155 short contracts with a notional value of $36,396,273.  The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the European markets, and a much smaller allocation of the fund was in long North American interest rate futures.

Indices- As of June 30, 2009, the Series held 103 long index contracts with a notional value of $3,577,982, and 56 short contracts with a notional value of $3,380,391.  The Series held short positions in the United States, Australian, and European stock indices.  The Series held long positions primarily in the Asia-Pacific markets with slight long exposure to the United States stock market.

Metals- As of June 30, 2009, the Series held 42 long metals contracts with a notional value of $3,551,368, and 82 short contracts with a notional value of $3,346,593.  The industrial metals, the Series held long positions in copper and nickel and short positions in lead, zinc, and aluminum.  In the precious metal markets, there was a small long exposure to gold and silver, and short exposure to the platinum market.

Forward Currency Contracts- As of June 30, 2009, the Series held forwards in Australian Dollars, Euros, Swedish Krona, British Pounds, New Zealand Dollars, Canadian Dollars, Mexican Pesos, Swiss Francs, South African Rand, Japanese Yen, and Singapore Dollars.  The notional value of the long forward contracts is $62,891,225, while the notional value of the short contracts is $62,919,712.

The following table presents the fair value of open futures and forward currency contracts as an asset derivative if in a gain position and a liability derivative if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward currency contracts are subject to master netting agreements and qualify for net presentation in the Consolidated Statement of Financial Condition in accordance with FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts - an interpretation of APB Opinion No. 10 and FASB Statements No. 105.

	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*
Agriculture contracts	$396,368	$(190,569)
Energy contracts	207,649	(6,120)
Indices contracts	90,944	(9,718)
Forward currency contracts	355,072	(383,559)
Interest Rate contracts	115,278	(585,672)
Metals contracts	12,243	(443,737)

Total derivatives not designated as hedging instruments under SFAS 133	$1,177,554	$(1,619,375)

*Located in unrealized appreciation /(depreciation) on open contracts, net in the Consolidated Statement of Financial Condition.

The effect of trading futures and forward currency contracts on the Consolidated Statement of Operations for the six months ended June 30, 2009 is detailed below:

	Net Trading Gain (Loss)* Three Months ended 6/30/09	Net Trading Gain (Loss)* Three Months ended 6/30/09
Futures contracts:
Currencies	$(14,616)	$(27,963)
Energy	(1,706,671)	(1,144,596)
Agriculture	51,019	(218,837)
Interest Rates	(2,712,415)	(2,687,327)
Indices	(29,489)	(351,556)
Metals	(1,413,845)	(1,661,063)
Total Futures contracts:	(5,826,017)	(6,091,342)

Forward currency contracts:	(1,581,483)	(2,386,435)

Total Net Trading Gain/(Loss)	$(7,407,500)	$(8,477,777)

*Includes both realized and unrealized gains/(losses) and
is located in net trading gains/(losses) in the Consolidated Statement of Operations

Income Taxes

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”) sets forth a minimum threshold for financial statement recognition of the benefit of a tax position taken or expected to be taken in a tax return. Management has concluded there are no significant uncertain tax positions that would require recognition in the Series’ consolidated financial statements.

Distributions

The Sponsor does not currently intend to make any distributions.  Consequently, in order to pay the taxes attributable to their investment in the Series, Members must either redeem Units or pay such taxes from other sources.

Subscriptions

Units are purchased generally at the beginning of each calendar month based on the net asset value per Unit for all other purposes (see Note 3) calculated for the prior month-end.  The subscription request must be submitted at least seven calendar days prior to the first day of any month in which a Member intends to invest.

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the net asset value per Unit for all other purposes (see Note 3) as of such Redemption Date.  Redemption requests must be submitted on or prior to the 15th day of the calendar month of such Redemption Date or the following business day, if the 15th is not a business day.  The Sponsor may permit redemptions at other times and on shorter notice.

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

(3)           Related Party Transactions

2009

The Series incurred brokerage commissions, and a portion of these brokerage commissions were paid to Dekla Financial, LLC, (“Dekla”), a registered introducing broker with the CFTC and an affiliate of the Sponsor.  Dekla began acting as the introducing broker for the Series’ commodity futures and forward contract transactions effective November 1, 2008.  Currently, Dekla receives a portion of the brokerage commissions paid by the Series to the Clearing Broker, which amounted to $122,295 and $155,084 for the three and six months ended June 30, 2009.

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $34,453 and $78,149 for the three and six months ended June 30, 2009, respectively, of which $10,322 was owed to the Sponsor at June 30, 2009.  For the three and six months ended June 30, 2008, the Series incurred Sponsor’s fees of $26,547 and $38,642.

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

The Series incurred brokerage commissions of $81,924 for the six months ended June 30, 2008 of which $5,515 was owed to the Clearing Broker at June 30, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.  Upfront placement fees of $392,198 for the six months ended June 30, 2008 were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the former Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $309,135 for the six months ended June 30, 2008, and accrued $84,252 owed to UBS Financial Services Inc. at June 30, 2008.  UBS Financial Services Inc., in consultation with the former Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (4) Advisory Agreement).

Net Asset Value

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.69	1,121.182	1,117.074

Total return after performance fee, period ended June 30, 2009	12.12%	11.71%

* Commencement of operations of the Series was March 16, 2007

(4)	Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $276,101 and $626,270 for the three and six months ended June 30, 2009, respectively, of which $82,717 was owed to the Trading Advisor at June 30, 2009.  For the three and six months ended June 30, 2008, the Series incurred management fees of $213,692 and $312,321.

Also, under a signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $990 and $10,840 for the three and six months ended June 30, 2009, respectively, of which $0 was owed to the Trading Advisor at June 30, 2009.  For the three and six months ended June 30, 2008, the Series incurred performance fees of $738,630 and $1,182,885.

(5)	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is effective for all interim or annual financial periods ending after June 15, 2009. The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Series adopted the provisions of SFAS 165 on June 1, 2009 (See Footnote 8 on Subsequent Events). As a result of the adoption, the Series has expanded its disclosures regarding subsequent events. The Series’ adoption of SFAS 165 did not have a material impact on its consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168") which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature, not included in the Codification will become nonauthoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Series is currently evaluating the impact that SFAS 168 will have on its consolidated financial statements.

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

The purchase and sale of futures are executed on an exchange and requires margin deposits with an FCM.  Additional deposits may be necessary for any loss on contract value.  The U.S. Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

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

Net trading results from derivatives for the year ended December 31, 2008 are reflected in the Consolidated Statements of Operations and equal the trading gains (losses) less brokerage commissions.  Such trading results reflect the net gain or (loss) arising from the Series’ speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.
(7)	Financial Highlights

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2009 and 2008, respectively.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Financial highlights of the Series for the period ended June 30, 2009, are presented in the table below. The information has been derived from information presented in the consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended June 30, 2009.  Total return is calculated as the change in the net asset value per share for the period ended June 30, 2009 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended June 30, 2009. Such ratios have been annualized, with the exception of the performance fee, and include brokerage commissions.

An individual unitholder’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Members’ capital per Unit at beginning of period	$1,339.665	$1,071.959

Income from operations:
Net trading gains/(loss)	(189.380)	247.598
Net investment loss	(33,211)	(73.421)
Net change in Members’ capital per Unit from operations	(222,591)	174.177

Members’ capital per Unit at end of period	$1,117.074	$1,246.136

Total return:
Total return before performance fee	(16.60)%	19.00%
Performance fee	(0.02)%	(2.75)%
Total return after performance fee	(16.62)%	16.25%

Ratios to average Members’ capital
Net investment loss	(5.77)%	(5.57)%

Expenses:
Expenses	5.76%	2.77%
Performance fee	0.02%	3.71%
Total expenses	5.78%	6.48%

(8)	Subsequent Events

Member Subscriptions and Redemptions

Subsequent to June 30, 2009, Members subscribed approximately $10,532,875 and redeemed approximately $21,044.38 through the issue date of the financial statements on August 7, 2009.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through June 30, 2009, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis.  The Series incurred redemptions of $20,060,303 (15,775.42 units) and $738,543 (618.40 units) for the six months ended June 30, 2009 and 2008, respectively, of which $855,876 from redemptions in 2009 remained unpaid and is included in redemptions payable to investors in the Series (“Members”) at June 30, 2009.

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

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including but not limited to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification.  The Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of June 30, 2009, the Series had a capitalization of $48,597,098 based on the net asset value for all other purposes.

Performance Summary

Quarter ending June 30, 2009

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2009, and not necessarily an indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time.

The Series ended June 30, 2009 with a year-to-date negative return of 16.56%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

April 1, 2009 to June 30, 2009

The Series posted an 8.30% loss for the month ending June 30, 2009, a loss of 14.02% and 16.56%, respectively for the three and six months ended June 30, 2009 and an overall gain of 12.12% for the Series since the inception of trading on March 16, 2007 (not annualized).

June was a difficult month for the Series. The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors. Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures. Consequently, the US Dollar, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. Eurodollar, Short Sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Series’ long positions in these contracts. In response, the Series reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. The bonds sector saw some losses with the Series’ short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. In currencies, the losses in US Dollar positions were compounded by losses in the Swiss Franc and Japanese Yen; these were partially offset by gains on the Series’ short Euro exposure. Commodities markets meanwhile rallied during the month. This benefited the Series’ long positions in agriculturals such as sugar and soymeal but resulted in losses on short positions in metals including aluminium.

The Series posted a 3.07% loss for the month of May 2009, a 9.00% loss for the year to date as of May 31, 2009 and an overall gain of 22.27% from the inception of trading on March 16, 2007 to May 31, 2009 (not annualized).

Performance in May was dominated by the energy sector, which saw sharp price movements against the Series' net short position. Positive economic releases continued to boost investor optimism and risk appetite, consequently global stock indices finished the month positively. The Series managed to capture this equity market strength, producing positive returns from most of the positions. Rallying equity markets were accompanied by a sell-off in fixed income markets. This benefited the Series’ short positions in several bond contracts, most notably Japanese and Australian government bonds. The interest rates sector also contributed positively to performance; increased liquidity within the financial sector helped short-term interest rate contracts to rally, particularly Euribor which was the second best contract for the month. Short Sterling also rallied following the latest UK inflation report however increased risk appetite resulted in a sell-off in the US Dollar, which hit 2009 lows towards the end of the month and inflicted losses in the currencies sector. This weakening in the US Dollar coupled with the improving global outlook prompted most commodity markets to rally. Prices of energies were further boosted by bullish inventory data, particularly in natural gas.

The Series posted a 3.26% loss for the month of April 2009, a 6.12% loss for the year to date as of April 30, 2009 and an overall gain of 26.14% from the inception of trading on March 16, 2007 to April 30, 2009 (not annualized).

Performance in April suffered early in the month as the trend reversals seen in late March continued, most notably in currencies, and also in interest rate markets following the European Central Bank’s surprise decision to only reduce rates by 25 basis points. The interest rates sector recovered well to finish the month flat, but the currencies sector was unable to match this: both the Sterling and the Canadian Dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African Rand. In commodities, the Series’ positions in the energies and agriculturals sectors recorded small profits driven by short positions in natural gas, which reached multi-year lows, and in lean hogs following concerns over swine flu. Metals markets were less successful however; the Series’ short positions in aluminium and nickel suffered as markets anticipated increased demand as equities rallied following the G20 summit. Most equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan Index and in European sector indices.

Quarter ending March 31, 2009

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2009, and these results are not necessarily indicative of future results.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time.

The Series ended March 31, 2009 with a year-to-date loss of 2.95%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

January 1, 2009 to March 31, 2009

The Series posted a 3.62% loss for the month ending March 31, 2009, a 2.95% loss for the three months ended March 31, 2009 and an overall gain of 30.40% from the inception of trading on March 16, 2007 to March 31, 2009 (not annualized).

The Series experienced challenging market conditions in March.  Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Series’ short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the US Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9, 2009.  The Federal Reserve’s plan to repurchase debt caused US fixed income markets to rally. US interest rate markets and European fixed income markets followed and the Series’ long positions performed positively in fixed income sectors. In currencies, the announcement of the Treasury’s new plans resulted in the US Dollar weakening against major currencies and consequently a give-back of some of the profits the Series had generated on the back of US Dollar strength since the third quarter of 2008.  US Dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Series’ short positions.  This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally.  Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Series’ long positioning.  Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it would not cut output.

The Series posted a 0.50% gain for the month of February 2009, a 0.70% gain for the year to date as of February 28, 2009 and an overall gain of 35.30% from the inception of trading on March 16, 2007 to February 28, 2009 (not annualized).

(The Series performed positively during February 2009, posting an monthly return of 0.50%.  In comparison with prior months, returns were relatively muted overall.  The Series however still made profits in the majority of sectors.  The currencies sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish Krona and Canadian Dollar which offset losses in the Yen against the US Dollar.  The Swedish Krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940.  The best performing sectors overall were stock indices and energies.  Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Series’ small short exposure.  In energies, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself.  Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets.  Fixed income markets were more mixed.  The longer end of the curve was generally profitable, with the exception of Australian bonds, however performance was dragged down by losses in shorter-dated Australian bills and especially in short Sterling, as quantitative easing started to seem more likely than further rate-cuts in the UK.

The Series posted a 0.20% gain for the month of January 2009 and an overall gain of 34.63% from the inception of trading on March 16, 2007 to January 31, 2009 (not annualized).

The Series performed positively during January 2009, posting a monthly return of 0.20%.  The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the 4th quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to

President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth.  This was particularly seen in European bond markets with UK Gilts and Bunds being two of the worst contracts this month. Conversely, the Series’ long positions in interest rates benefitted from the rate cut decisions of the Bank of England and the ECB. In currencies, the US Dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Series’ short exposure. The energies sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Series’ short positions.

Quarter ending June 30, 2008

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2008, and these results are not necessarily indicative of future results.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time.

The Series ended June 30, 2008 with a year-to-date positive return of 14.80%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

April 1, 2008 to June 30, 2008

The Series posted a 6.76% gain for the month of June 2008, a 14.80% gain for the six months ended June 30, 2008, and an overall gain of 25.22% from the inception of trading on March 16, 2007 to June 30, 2008 (not annualized).

There were positive contributions overall from each sector within the Series, but performance was particularly driven by the agriculturals, energies and stock indices sectors.  As the U.S. economy showed further signs of weakening, global stock markets fell steadily to the benefit of the Series’ predominantly short stock indices positions.  The fixed income sectors also started the month strong; short positions in British and European markets made profits following suggestions of rate increases at the European Central Bank press conference.  However, this performance was not matched elsewhere in fixed income: the outlook for U.S. markets remained uncertain, and the Bank of Canada’s decision not to reduce interest rates made the Canadian Bankers’ Acceptance futures the Series’ worst performing market.  Finally, commodities continued to be a strong area for the Series.  Grain prices rocketed to record levels after poor weather affected U.S. crop forecasts, and the long position in natural gas was the best performer as energy prices continued to rally.

The Series posted a 3.51% gain for the month of May 2008, a 7.53% gain for the year to date as of May 31, 2008 and an overall gain of 17.29% from the inception of trading on March 16, 2007 to May 31, 2008 (not annualized).

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

The Series posted a 5.92% loss for the month of April 2008, a 3.89% gain for the year to date as of April 30, 2008 and an overall gain of 13.32% from the inception of trading on March 16, 2007 to April 30, 2008 (not annualized).

Conditions in global equity and fixed income markets remained challenging for the Series throughout much of April 2008.  Amid a mixture of robust U.S. economic data releases and earnings reports in non-financials stocks, global equity markets pushed higher during the month.  Fixed income prices dropped in tandem with the equity market gains, with particularly sharp falls seen in Japanese government bonds and the Eurodollar in late April.  These movements continued to go against the recent strong trends seen within some of these markets, hurting performance across the Series’ long exposure to fixed income and short positions in stock indices.  Bonds incurred the most significant losses during the month.  Elsewhere, currencies finished on a loss overall after the U.S. dollar strengthened late in the month, particularly against the Euro and Swiss franc.  Compared to recent months, performance in commodities was relatively subdued: metals and agriculturals finished with marginal losses after key prices came off their recent highs; however, the long positions in energies finished strongly after crude oil advanced to reach new highs.

Quarter ending March 31, 2008

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2008, and these results are not necessarily indicative of future results.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time.

The Series ended March 31, 2008 with a year-to-date positive return of 10.43%, based on the net asset value for all other purposes (see “Notes to Financial Statements (unaudited) – (4) Related Party Transactions”).

January 1, 2008 to March 31, 2008

The Series posted a 2.09% loss for the month of March 2008, a 10.43% gain for the three months ended March 31, 2008 and an overall gain of 20.45% from the inception of trading on March 16, 2007 to March 31, 2008 (not annualized).

After starting the month positive as trends in equities and commodities continued, the Series struggled in the final weeks of March with losses from positions in precious metals and agriculturals. Amid high volatility, these markets reversed sharply, causing long positions to give back some of their gains made earlier in the year. Short positions in stock indices took advantage of further market weakness, especially in Japan. Central bank action and improved conditions within the financials sector subsequently helped global equity markets to rally later in the month, but the Series’ short positions in stock indices still finished as the most profitable sector for the Series. Results in fixed income were mixed: bonds finished profitably overall with strong performance from the long exposure to Japanese government bonds; short-term interest rates finished down, however, with losses from the long positions in the Euro Interbank Offered Rate and short sterling. The currencies sector finished profitably as positions benefited from the continued depreciation of the U.S. dollar against the Euro and Swiss franc. The energies sector saw more mixed results, but strong performance in gas oil and heating oil ensured a net profit.

The Series posted a 7.85% gain for the month of February 2008, a 12.78% gain for the year to date as of February 29, 2008 and an overall gain of 23.02% from the inception of trading on March 16, 2007 to February 29, 2008 (not annualized).

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

The Series posted a 4.57% gain for the month of January 2008 and an overall gain of 14.06% from the inception of trading on March 16, 2007 to January 31, 2008 (not annualized).

The Series performed well in January 2008. Data gathered early in the month suggesting a weak economy and the increasing likelihood of a U.S. recession was reflected in an increased level of risk aversion by many investors. This prompted the U.S. Federal Reserve to cut interest rates by a total of 1.25% during the month. The reduction in interest rates created some positive market sentiment, though this appeared short-lived as many equity markets posted their worst January performance since 1990. The Series was well placed to respond to this heightened risk aversion. Short positions in many equity indices and long positions in short-term interest rates were particularly profitable as were the long positions in bonds. After recent months which have witnessed higher volatility in foreign exchange markets, global currency markets were relatively subdued in January 2008. A small loss in the currency sector was compounded by a larger negative contribution from energies as the strength in oil prices seen at the end of last year reversed. However, the strong performance from agriculturals continued with gains being driven by long positions in corn and soybean.

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

Most of the instruments traded on behalf of the Series are highly liquid and can generally be closed out immediately, so that unrealized profits can generally be realized quickly if the relevant positions are closed out.

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

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
April 30, 2009	11,205.94	1,261.400
May 31, 2009	642.47	1,222.650
June 30, 2009	763.37	1,121.182

Total	12,431.78

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
*****21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of August, 2009.

Dated: August 7, 2009

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By: AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins
Name:	Aleks Kins
Title:	President and Chief Executive Officer