Form 10-Q/A
period 2009-06-30
Alphametrix Managed Futures LLC (Aspect Series)
filed 2009-09-22
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 (312) 267-8400
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

Explanatory Note

This Amendment to form 10-Q ("Amendment") amends the previously filed Quarterly Report of AlphaMetrix Managed Futures LLC (Aspect Series) (the "Fund") on the on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009. This Amendment is being filed for the purpose of correcting clerical errors in the form 10-Q and has not affected the figures reported in the interim unaudited consolidated financial statements.

List of Changes in this Amendment

On page 1 - Table incorrectly lists date of financials as "March 31, 2009," this is incorrect and should be "June 30, 2009."

On page 7 - The paragraph leading into the table incorrectly states the date of the table as "March 31, 2009" and should be June "30, 2009."

On page 15 - The table incorrectly states that the results are for the "Three months ended March 31, 2009" and the "Three months ended March 31, 2008."  This is incorrect and should read "The six months ended June 30, 2009" and the "Six months ended June 30, 2008."

In addition, as required by Rule 12b-15 of the Exchange Act, currently dated certifications by our principal executive officer and principal financial officer are included as exhibits to this Amendment and apply to the Form 10-Q as originally filed, as amended by this Amendment. Except with respect to the changes mentioned above and the currently dated certifications, no other changes have been made to the Form 10-Q as originally filed.

The Form 10-Q continues to speak as of the dates described therein, and we have not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates.  Accordingly, the Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to August 14, 2009, as information in such filings may update or supersede certain information contained in the Form 10-Q.

i

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

Consolidated Statements of Financial Condition

	June 30, 2009	December 31,
	(Unaudited)	2008

Assets
Equity in commodity trading account at clearing broker:
Cash	$49,827,911	$71,677,315
Unrealized appreciation/(depreciation) on open contracts, net	(441,821)	2,715,317
Net payable related to settled, unexpired contracts	-	(9,090)
	49,386,090	74,383,542

Cash at bank	5,534,461	314,724
Interest receivable, net	-	1,933
Total assets	$54,920,551	$74,700,199

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,627
Accrued sales commission	81,595	121,422
Accrued sponsor's fee	10,322	15,178
Accrued management fee	82,717	124,314
Accrued performance fee	-	1,613,251
Accrued operating costs and administrative fee	186,297	183,724
Interest payable, net	3,363	-
Subscriptions received in advance	5,276,154	131,000
Redemptions payable	855,876	1,500,154
Total liabilities	6,501,330	3,694,670

Members' Capital
Members (43,336.57 and 52,994.33 units outstanding at June 30, 2009 and December 31, 2008, respectively, unlimited units authorized)	48,410,150	70,994,651
Sponsor (8.12 units outstanding at June 30, 2009 and December 31, 2008, unlimited units authorized)	9,071	10,878
Total members’ capital	48,419,221	71,005,529

Total liabilities and members' capital	$54,920,551	$74,700,199

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of June 30, 2009.  These assets are measured on a recurring basis.

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

An individual unitholder’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six months ended June 30, 2009	Six months ended June 30, 2008
Members’ capital per Unit at beginning of period	$1,339.665	$1,071.959

Income from operations:
Net trading gains/(loss)	(189.380)	247.598
Net investment loss	(33,211)	(73.421)
Net change in Members’ capital per Unit from operations	(222,591)	174.177

Members’ capital per Unit at end of period	$1,117.074	$1,246.136

Total return:
Total return before performance fee	(16.60)%	19.00%
Performance fee	(0.02)%	(2.75)%
Total return after performance fee	(16.62)%	16.25%

Ratios to average Members’ capital
Net investment loss	(5.77)%	(5.57)%

Expenses:
Expenses	5.76%	2.77%
Performance fee	0.02%	3.71%
Total expenses	5.78%	6.48%

(8)	Subsequent Events

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
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of September, 2009.

Dated: September 18, 2009

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By: AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins
Name:	Aleks Kins
Title:	President and Chief Executive Officer