Form 10-Q
period 2009-09-30
Alphametrix Managed Futures LLC (Aspect Series)
filed 2009-11-16
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_________________________

FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

Commission file number: 000-52192
_________________________
ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
 (Exact name of registrant as specified in its charter)
_________________________

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
                                                                                                                     Yes  ☒No  o

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

ii

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2009 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Consolidated Statements of Financial Condition (unaudited) Condensed Consolidated Schedules of Investments (unaudited) Consolidated Statements of Operations (unaudited) Consolidated Statements of Changes in Members’ Capital (unaudited) Notes to Consolidated Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 4T.	CONTROLS AND PROCEDURES	26

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26
Item 1A.	RISK FACTORS	26
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
Item 3.	DEFAULTS UPON SENIOR SECURITIES	27
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
Item 5.	OTHER INFORMATION	27
Item 6.	EXHIBITS	28

SIGNATURES		29

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Financial Condition

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets
Equity in commodity trading account at clearing broker:
Cash	$59,526,987	$71,677,315
Unrealized appreciation/(depreciation) on open contracts, net	2,598,173	2,715,317
Net payable related to settled, unexpired contracts	-	(9,090)
	62,125,160	74,383,542

Cash at bank	4,708,668	314,724
Interest receivable, net	-	1,933
Total assets	$66,833,828	$74,700,199

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,627
Accrued sales commission	109,379	121,422
Accrued sponsor's fee	13,672	15,178
Accrued management fees	109,565	124,314
Accrued performance fees	-	1,613,251
Accrued operating costs and administrative fees	249,443	183,724
Interest payable, net	2,653	-
Subscriptions received in advance	1,001,158	131,000
Redemptions payable	57,598	1,500,154
Total liabilities	1,548,474	3,694,670

Members’ Capital
Members (55,789.43 and 52,994.33 units outstanding at September 30, 2009 and
December 31, 2008, respectively, unlimited units authorized)	65,275,853	70,994,651
Sponsor (8.12 units outstanding at September 30, 2009 and December 31, 2008,
unlimited units authorized)	9,501	10,878
Total members’ capital	65,285,354	71,005,529

Total liabilities and members’ capital	$66,833,828	$74,700,199

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Schedules of Investments (Unaudited)

		As of September 30, 2009		As of December 31, 2008
		% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long Contracts
Domestic
	Agriculture	0.35%	$228,600	0.00%	$3,500
	Energy	-0.01%	(4,633)	0.03%	20,050
	Interest Rates	0.56%	366,120	1.21%	862,652
	Metals	0.68%	441,523	0.01%	4,490
	Indices	0.14%	89,905	0.00%	1,193
Foreign
	Agriculture	0.23%	150,073	0.10%	69,860
	Interest Rates	1.39%	907,801	2.82%	2,003,119
	Indices	0.12%	76,709	0.00%	-
		3.46%	2,256,098	4.17%	2,964,864
Short Contracts
Domestic
	Agriculture	0.05%	32,527	-0.26%	(187,016)
	Energy	-0.42%	(271,113)	0.29%	210,104
	Metals	-0.06%	(40,943)	0.01%	6,868
	Indices	0.00%	-	0.00%	(2,880)
Foreign
	Agriculture	0.05%	34,627	0.00%	2,548
	Interest Rates	0.06%	36,585	0.00%	-
	Metals	0.00%	-	-0.20%	(145,257)
	Indices	0.00%	-	-0.06%	(44,689)
		-0.32%	(208,317)	-0.22%	(160,322)

Total futures contracts		3.14%	2,047,781	3.95%	2,804,542

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long		0.26%	166,626	0.44%	313,524
Total forward currency contracts short		0.59%	383,766	-0.57%	(402,749)

Total forward currency contracts		0.85%	550,392	-0.13%	(89,225)

Net unrealized appreciation / (depreciation) on open contracts		3.99%	$2,598,173	3.82%	$2,715,317

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Operations (Unaudited)

	July 1, 2009	July 1, 2008	January 1, 2009	January 1, 2008
	through	through	through	through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Trading gains (losses):
Net realized gain (loss)	$777,822	$(3,921,118)	$(4,573,414)	$843,802
Net change in unrealized appreciation
(depreciation) on open contracts	3,040,248	(1,613,488)	(86,293)	54,933
Brokerage commissions	(136,937)	(104,909)	(324,106)	(186,833)
Net trading gains (losses)	3,681,133	(5,639,515)	(4,983,813)	711,902

Investment income:
Interest income	$344	$187,062	$3,478	$475,418
Total investment income	344	187,062	3,478	475,418

Expenses:
Sales commissions	$298,505	$284,455	$923,693	$593,590
Sponsor’s fee	37,313	35,556	115,462	74,198
Management fees	299,015	284,619	925,286	596,940
Performance fees	-	-	10,840	1,182,885
Interest expense	7,199	-	24,021	-
Operating costs and administrative fees	106,014	105,000	322,774	325,998
Total expenses	748,046	709,630	2,322,076	2,773,611

Net investment income (loss)	(747,702)	(522,568)	(2,318,598)	(2,298,193)

Net income (loss)	$2,933,431	$(6,162,083)	$(7,302,411)	$(1,586,291)

Net income (loss) per unit:
Weighted average number of units outstanding	49,903.26	48,110.95	48,736.86	32,166.92
Net income (loss) per weighted average unit	$58.782	$(128.081)	$(149.833)	$(49.314)

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Changes in Members’ Capital
For the nine months ended September 30, 2009 and 2008
(Unaudited)

For the nine months ended September 30, 2009
	Members	Sponsor	Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$71,005,529	53,002.45
Members’ subscriptions	22,134,629	19,000.87	-	-	22,134,629	19,000.87
Members’ redemptions	(20,552,393)	(16,205.77)	-	-	(20,552,393)	(16,205.77)
Net income (loss)	(7,301,034)	-	(1,377)	-	(7,302,411)	-
Members’ capital at September 30, 2009	$65,275,853	55,789.43	$9,501	8.12	$65,285,354	55,797.55

Net asset value per unit at December 31, 2008	$1,339.665		$1,339.665		$1,339.665
Change in net asset value per unit	(169.625)		(169.625)		(169.625)
Net asset value per unit at September 30, 2009	$1,170.040		$1,170.040		$1,170.040

For the nine months ended September 30, 2009

	Members	Sponsor	Total
	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2008	$15,747,164	14,690.08	$10,657	9.94	$15,757,821	14,700.02
Members’ subscriptions	45,734,822	38,731.15	-	-	45,734,822	38,731.15
Members’ redemptions	(1,120,232)	(967.40)	-	-	(1,120,232)	(967.40)
Net income (loss)	(1,586,775)	-	483	-	(1,586,291)	-
Members’ capital at September 30, 2008	$58,774,979	52,453.83	$11,140	9.94	$58,786,119	52,463.77

Net asset value per unit at December 31, 2007	$1,071.959		$1,071.959		$1,071.959
Change in net asset value per unit	48.550		48.550		48.550
Net asset value per unit at September 30, 2008	$1,120.509		$1,120.509		$1,120.509

See accompanying notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(1)   Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (“NFA”).  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform.  On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Aspect Series was changed from UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC (Aspect Series), while the name of the Platform was changed from UBS Managed Futures LLC to AlphaMetrix Managed Futures LLC.  The Aspect Series invests all or substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”).  The Trading Fund then invests substantially all of its assets in AlphaMetrix Aspect Fund – MT001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  On August 30, 2009, the Trading Fund ceased operations.  As of September 1, 2009, the Series invested directly in the Master Fund.  The Aspect Series, the Trading Fund and the Master Fund are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) (formerly, Accounting Research Bulletin No. 51 Consolidated Financial Statements) and collectively referred to herein as the “Series.”  The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Until October 1, 2009, UBS Securities LLC is the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Series, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time.  On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Series’ clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at September 30, 2009 (unaudited) and December 31, 2008 and the results of its operations for the three and nine months ended September 30, 2009 and 2008 (unaudited). These consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial consolidated statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited consolidated financial statements as of December 31, 2008.

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

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/(depreciation) on open contracts in the Consolidated Statements of Financial Condition as the difference between the original contract value and the fair value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the consolidated financial statements. The change in unrealized profit (loss) on open contracts from one period to the next is reflected in the net change in unrealized appreciation/(depreciation) on open contracts in the Consolidated Statements of Operations.  Realized gains and losses on futures and forward contracts are recognized when contracts are closed. Interest income is recognized on an accrual basis.

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

Cash at the Clearing Broker

The Series holds various currencies at the Clearing Broker, of which approximately $54.5 million is held in U.S. Dollars. The non-U.S. currencies fluctuate in value on a daily basis relative to the U.S. Dollar.  On September 30, 2009, the Series held positive amounts of Canadian Dollars, Euros, British Pounds, Hong Kong Dollars, Singapore Dollars, and U.S. Dollars, and negative amounts of Australian Dollars, Swiss Francs, Japanese Yen, Swedish Krona, and South African Rand. A portion of this cash is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of September 30, 2009, was restricted cash for margin requirements of $7,845,301.  This cash becomes unrestricted if the underlying positions it supports are liquidated.

Fair Value of Investments

Effective January 1, 2008, the Series adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements).  ASC 820 establishes a common definition for fair value under U.S. generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. ACS 820 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances.  More specifically, ASC 820 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs.  The Series’ adoption of ASC 820 did not have a material impact on its Consolidated Statement of Financial Condition or results of operations.

Various inputs are used in determining the fair value of the Series’ investments.  These inputs are summarized in the three broad levels listed below:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – significant other observable inputs
•	Level 3 – significant unobservable inputs

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of September 30, 2009.  These assets are measured on a recurring basis.
		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Futures contracts	$2,047,781	$2,047,781	$-	$-
Forward currency contracts	$550,392	$-	$550,392	$-

Net unrealized appreciation/ (depreciation) on open contracts	$2,598,173	$2,047,781	$550,392	$-

Derivative Instruments

In March 2008, the FASB issued ASC 815, Derivative and Hedging (“ASC 815”) (formerly, SFAS No. 161, Disclosures about Derivatives and Hedging Activities-an amendment of FASB Statement No. 133), which requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series adopted the provisions of ASC 815 on January 1, 2009. As a result of the adoption, the Series has expanded its disclosures regarding derivative instruments.

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

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and OTC derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the nine months ended September 30, 2009, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Energy- As of September 30, 2009, the Series held one long energy contract with a notional value of $73,567, and 152 short contracts with a notional value of $9,350,917.  The Series had exposure to the crude and heating oil, gasoline, and natural gas markets.

Agriculture- As of September 30, 2009, the Series held 292 long agriculture contracts with a notional value of $9,341,526, and 372 short contracts with a notional value of $7,577,054.  The Series held long positions within the cocoa, soybean, palm oil, cotton, and sugar markets.  Short exposures were seen in the livestock, canola oil, coffee, and corn markets. Finally, the agricultural sector exposure was rounded out with small short positions in orange juice and timber.

Interest Rates- As of September 30, 2009, the Series held 2,470 long interest rate contracts with a notional value of $603,940,937, and 152 short contracts with a notional value of $102,151,823.  The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the North American and European markets, and smaller allocations of the contracts held by the Series were in the Australian and Japanese interest rate markets.

Indices- As of September 30, 2009, the Series held 467 long index contracts with a notional value of $23,520,740. The Series held positions on exchanges in the U.S., Australia, South Africa, Hong Kong, Japan, and Europe.

Metals- As of September 30, 2009, the Series held 152 long metals contracts with a notional value of $11,985,610.  Within industrial metals, the Series held long positions in copper, nickel, lead, zinc, and aluminum. Within the precious metal market, there were small long exposures to the gold, silver, and platinum markets.

Forward Currency Contracts- As of September 30, 2009, the Series held forwards in Australian Dollars, Euros, Swedish Krona, British Pounds, New Zealand Dollars, Canadian Dollars, Mexican Pesos, Hungarian Forint, Swiss Francs, South African Rand, Japanese Yen, Polish Zloty, Czek Koruna, and Singapore Dollars.  The notional value of the long forward contracts is $53,251,233, while the notional value of the short contracts is $52,700,841.

The following table presents the fair value of open futures and forward currency contracts as an asset derivative if in a gain position and a liability derivative if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward currency contracts are subject to master netting agreements and qualify for net presentation in the Consolidated Statements of Financial Condition in accordance with ASC 815, Derivative and Hedging (“ASC 815”) (formerly, FASB Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts - an interpretation of APB Opinion No. 10 and FASB Statements No. 105).

	Asset Derivatives Fair Value*	Liabilitiy Derivatives Fair Value*

Agriculture contracts	$690,679	$(244,852)
Energy contracts	65,894	(341,640)
Indices contracts	268,490	(101,876)
Forward currency contracts	639,004	(88,612)
Interest Rate contracts	1,368,549	(58,043)
Metals contracts	491,974	(91,394)

Total derivatives not designated as
hedging instruments under ASC 815	$3,524,590	$(926,417)

*Located in  unrealized appreciation/(depreciation) on open contracts, net in the Consolidated Statements of Financial Condition

The effect of trading futures and forward currency contracts on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 is detailed below:

		Net Trading Gain/(Loss)* three months ended 9/30/09	Net Trading Gain/(Loss)* nine months ended 9/30/09

Futures contracts:	Energy	(705,257)	(1,849,852)
	Agriculture	560,915	342,077
	Interest Rates	2,015,400	(671,926)
	Indices	679,292	327,736
	Metals	607,842	(1,053,221)

Total Futures contracts:		3,158,192	(2,905,186)

Translation Gain/Loss) on foreign currencies held at Clearing Broker
		$(37,967)	(65,931)
Forward currency contracts:		697,845	$(1,688,590)

Total Net Trading Gain/(Loss)		$3,818,070	$(4,659,707)

* Includes both realized and unrealized gains/(losses) and is located in net trading gains/(losses) in the Consolidated Statements of Operations

Income Taxes

No provision has been made in the accompanying Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.  ASC 740, Income Taxes (“ASC 740”) (formerly, FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109) sets forth a minimum threshold for financial statement recognition of the benefit of a tax position taken or expected to be taken in a tax return. Management has concluded there are no significant uncertain tax positions that would require recognition in the Series’ consolidated financial statements.

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

(3)           Related Party Transactions

2009

The Series incurred brokerage commissions, and a portion of these brokerage commissions were paid to Dekla Financial, LLC, (“Dekla”), a registered introducing broker with the CFTC and an affiliate of the Sponsor.  Dekla began acting as the introducing broker for the Series’ commodity futures and forward contract transactions effective November 1, 2008. Dekla received a portion of the brokerage commissions paid by the Series to the Clearing Broker, which amounted to $84,893 and $204,090 for the three and nine months ended September 30, 2009. As of October 1, 2009, Dekla no longer receives any fees from the Series.

The Series pays a fee to the Sponsor of 0.25% per annum on the Series’ month-end net asset value for all other purposes (see below) and reserves the right to waive or reduce the fee at its sole discretion.  The Series incurred Sponsor’s fees of $37,313 and $115,462 for the three and nine months ended September 30, 2009, respectively, of which $13,672 was owed to the Sponsor at September 30, 2009.  For the three and nine months ended September 30, 2008, the Series incurred Sponsor’s fees of $35,556 and $74,198.  As of October 1, 2009, the Series will pay the Sponsor a 0.50% per annum fee based on the Series’ month end net asset value.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Series’ current Confidential Disclosure Document (including Parts One,  Two and Three, the “Disclosure Document”), the Series reimbursed the former sponsor for these costs.  For financial reporting purposes in conformity with U.S. GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

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

The Series incurred brokerage commissions of $104,909 and $186,833 for the three and nine months ended September 30, 2008 of which $6,386 was owed to the Clearing Broker at September 30, 2008.

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on such Member’s initial subscription to the Series during any twelve month period.  For instance, if a Member first subscribes for Units on January 1, redeems completely on June 1 and subscribes again for Units on December 1, such Member will pay the Placement Fee only on the subscription price of the Units purchased on January 1.  Upfront placement fees of $617,428 for the nine months ended September 30, 2008 were deducted from proceeds received by the Members.

Members are subject to an ongoing sales commission paid to UBS Financial Services Inc. (the “Selling Agent”), an affiliate of the former Sponsor, equal to 2.0% per annum of the month-end net asset value for all other purposes (see below).  The Series incurred sales commissions of $284,455 and $593,590 for the three and nine months ended September 30, 2008, and accrued $98,670 owed to UBS Financial Services Inc. at September 30, 2008.  UBS Financial Services Inc., in consultation with the former Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.  Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with the Selling Agent (refer to Note (4) Advisory Agreement).

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

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

Net Asset Value	Net Asset Value per Unit
All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.69	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040

Total return after performance fee, from the commencement of operations through the period ended September 30, 2009
17.29%	17.00%
* Commencement of operations of the Series was March 16, 2007

(4)           Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $299,015 and $925,286 for the three and nine months ended September 30, 2009, respectively, of which $109,565 was owed to the Trading Advisor at September 30, 2009.  For the three and nine months ended September 30, 2008, the Series incurred management fees of $284,619 and $596,940.

Also, under a signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 and $10,840 for the three and nine months ended September 30, 2009, respectively, of which $0 was owed to the Trading Advisor at September 30, 2009.  For the three and nine months ended September 30, 2008, the Series incurred performance fees of $0 and $1,182,885.

(5)           Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”) (formerly, SFAS No. 165, Subsequent Events), which is effective for all interim or annual financial periods ending after June 15, 2009. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Series adopted the provisions of ASC 855 on June 1, 2009. As a result of the adoption, the Series has expanded its disclosures regarding subsequent events. The Series’ adoption of ASC 855 did not have a material impact on its Consolidated Statements of Financial Condition or results of operations.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) which became the source of authoritative GAAP recognized by the FASB, applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature, not included in the Codification became non-authoritative.   The Series adopted ASC 105 on September 15, 2009. The Series’ adoption of ASC 105 did not have a material impact on its Consolidated Statements of Financial Condition or results of operations.

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

The purchase and sale of futures are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The U.S. Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

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

In order to evaluate and monitor counterparty risk, the AlphaMetrix Risk Department initially evaluates the credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are monitored daily for downgrades whereby an investigation is initiated upon an adverse occurrence. Further, any large decline in the daily stock price also triggers an investigation. Lastly, information on earnings and future outlooks from counterparties are monitored by the AlphaMetrix Risk Department for unfavorable results.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Series is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

The Series is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

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

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the nine months ended September 30, 2009 and 2008, respectively.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Financial highlights of the Series for the period ended September 30, 2009, are presented in the table below. The information has been derived from information presented in the consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended September 30, 2009.  Total return is calculated as the change in the net asset value per share for the period ended September 30, 2009 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended September 30, 2009. Such ratios have been annualized, with the exception of the performance fee, and include brokerage commissions.

An individual unitholder’s total return and ratios may vary from those below based on the timing of capital transactions.

Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Members’ capital per Unit at beginning of period	$ 1,339.665	$1,071.959

Income from operations:
Net trading gain/(loss)	(122.051)	119.996
Net investment loss	(47.574)	(71.446)
Net change in Members’ capital per Unit from operations	(169.625)	48.550

Members’ capital per Unit at end of period	$ 1,170.040	$1,120.509

Total return:
Total return before performance fee	(12.65%)	6.63%
Performance fee	(0.02%)	(2.10%)
Total return after performance fee	(12.67%)	4.53%

Ratios to average Members’ capital
Net investment loss	(5.84%)	(5.83%)

Expenses:
Expenses	5.83%	4.03%
Performance fee	0.02%	3.00%
Total expenses	5.85%	7.03%

(8)         Subsequent Events

Member Subscriptions and Redemptions

Subsequent to September 30, 2009, Members subscribed approximately $2,941,463 and redeemed approximately $5,215,059 through the issue date of the financial statements on November 10, 2009.

As of October 1, 2009, Credit Suisse Securities (USA) LLC will act as the Clearing Broker for the Series.  The Sponsor believes that the Clearing Broker will offer lower overall commission and execution fees for the Series.

As of October 1, 2009, Dekla Financial, LLC (the “Introducing Broker”) will no longer retain a portion of the brokerage commissions or forward currency trading bid-ask spreads paid by AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) or retain a portion of the interest earned on the assets of the Master Fund held as margin.   While the Introducing Broker will no longer retain any of such amounts, the Master Fund will continue to pay execution and clearing brokerage commissions at cost and forward and other over-the-counter trading spreads paid to the Clearing Broker.

Also effective as of October 1, 2009, AlphaMetrix will charge 0.50% per annum as the Sponsor’s Fee for the Series.  AlphaMetrix has resolved to make such a change due to a variety of factors, including the elimination of the Introducing Broker’s retention of brokerage commissions and interest amounts as described above and the lower commissions and fees paid to the Clearing Broker as compared with the previous Clearing Broker.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through September 30, 2009, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis.  The Series incurred redemptions of $20,552,393 (16,205.77 units) and $1,120,232 (967.40 units) for the nine months ended September 30, 2009 and 2008, respectively, of which $57,598 from redemptions in 2009 remained unpaid and is included in redemptions payable to investors in the Series (“Members”) at September 30, 2009.

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

The Series may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of September 30, 2009, the Series had a capitalization of $65,446,804 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending September 30, 2009

This performance description is a brief summary of how the Series performed during the quarter ending September 30, 2009, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended September 30, 2009 with a year-to-date negative return of 12.70%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

July 1, 2009 to September 30, 2009

The Series posted a 2.69% return for the month ending September 30, 2009, a gain of 4.62% and a loss of 12.70% for the three and nine months ended September 30, 2009 and an overall gain of 17.29% for the Series from the inception of trading on March 16, 2007 (not annualized).

September performance was driven by the financials and metals sectors as the Series posted a 2.69% return. Global stock markets started the month on the decline following some poor economic data from the U.S. and the UK. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the European Central Bank (“ECB”) indicating that the worst of the recession is over. However, the ECB also cautioned that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short-term rates, rallying as the likelihood of interest rate hikes was discounted. The currencies sector was the best performer as the U.S. Dollar sold off and the Dollar Index hit its lowest levels since September 2008. In commodities, the price of natural gas provided most of the volatility within the sector. Front month natural gas contracts eventually rallied by over 30% from 7-year lows following bullish inventory data and short covering. Consequently, the Series’ short position in this sector was its worst performer. The contribution from the metals sector was also volatile over the course of the month but finished positively. Precious metals drove strong gains within this sector with strong gains on long positions in gold and silver, which both rallied on the back of U.S. Dollar weakness.

The Series posted a 3.64% return for the month ending August 31, 2009, a 15.00% loss for the year to date as of August 31, 2009 and an overall gain of 14.22% for the Series from the inception of trading on March 16, 2007 to August 31, 2009 (not annualized).

The Series posted a 3.64% return for the month ending August 31, 2009, with all sectors contributing positively. Performance in August was led by commodities, with agriculturals finishing as the best sector. The long positions in sugar provided much of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28-year highs. In contrast, natural gas profits came on the short side as inventory build-ups pushed prices down to 7-year lows, making it the Series’ second best market this month. Positions elsewhere in the energies sector were less successful however, as the oil price became more range-bound. In metals, the continued rally in copper provided profit opportunities. In financial markets, the recovery of risk appetite continued with global stock markets finishing higher for another month. The Series’ long stock indices exposure was able to take advantage of this strengthening trend. Furthermore, major central bankers reiterated that interest rate increases are unlikely in the near-term, causing the prices of short-term interest rate futures to rise and to result in positive performance from the Series’ positions in that sector. In particular, the Bank of England’s bearish tones on the UK economy boosted the short sterling strip.

The Series posted a 1.70% loss for the month ending July 31, 2009, a 17.98% loss for the year to date as of July 31, 2009 and an overall gain of 10.21% for the Series from the inception of trading on March 16, 2007 to July 31, 2009 (not annualized).

The Series’ 1.70% loss in July was driven by a sell-off in the global equity markets at the start of the month in response to poor economic data in the U.S. In addition, the ECB announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets. This benefited the Series’ long exposure to

European bonds and short-term rates. However, investor sentiment changed mid-month as corporate earnings announcements across a broad range of industries exceeded analysts’ forecasts and drove stock markets higher.  Increased risk appetite in turn resulted in commodities markets rallying, the U.S. Dollar weakening and fixed income markets selling off. Consequently, the Series saw a reduction of the previous gains made in fixed income and its net short U.S. Dollar exposure also saw losses. The agricultural sector was the worst performer in July; the Series’ long positions in the soy complex suffered as grains sold off early in the month due to favorable weather conditions in the U.S. In energies, short positions in natural gas continued to be profitable as mild weather and inventory build-ups pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets.

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

April 1, 2009 to June 30, 2009

The Series posted an 8.30% loss for the month ending June 30, 2009, a 14.02% loss for the three months ended June 30, 2009 and an overall gain of 12.12% for the Series from the inception of trading on March 16, 2007 (not annualized).

June was a difficult month for the Series, which posted an 8.03% loss for the month. The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors. Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures. Consequently, the U.S. Dollar, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. Eurodollar, Short Sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Series’ long positions in these contracts. In response, the Series reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. The bonds sector saw some losses with the Series’ short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. In currencies, the losses in U.S. Dollar positions were compounded by losses in the Swiss Franc and Japanese Yen; these were partially offset by gains on the Series’ short Euro exposure. Commodities markets meanwhile rallied during the month. This benefited the Series’ long positions in agriculturals such as sugar and soymeal but resulted in losses on short positions in metals including aluminium.

The Series posted a 3.07% loss for the month of May 2009, a 9.00% loss for the year to date as of May 31, 2009 and an overall gain of 22.27% for the Series from the inception of trading on March 16, 2007 to May 31, 2009 (not annualized).

In May, the Series posted a 3.07% loss. Performance was dominated by the energy sector, which saw sharp price movements against the Series' net short position. Positive economic releases continued to boost investor optimism and risk appetite, consequently global stock indices finished the month positively. The Series managed to capture this equity market strength, producing positive returns from most of the positions. Rallying equity markets were accompanied by a sell-off in fixed income markets. This benefited the Series’ short positions in several bond contracts, most notably Japanese and Australian government bonds. The interest rates sector also contributed positively to performance; increased liquidity within the financial sector helped short-term interest rate contracts to rally, particularly Euribor which was the second best contract for the month. Short Sterling also rallied following the latest UK inflation report however increased risk appetite resulted in a sell-off in the U.S. Dollar, which hit 2009 lows towards the end of the month and inflicted losses in the currencies sector. This weakening in the U.S. Dollar coupled with the improving global outlook prompted most commodity markets to rally. Prices of energies were further boosted by bullish inventory data, particularly in natural gas.

The Series posted a 3.26% loss for the month of April 2009, a 6.12% loss for the year to date as of April 30, 2009 and an overall gain of 26.14% for the Series from the inception of trading on March 16, 2007 to April 30, 2009 (not annualized).

The Series posted a loss of 3.26% in April. Performance suffered early in the month as the trend reversals seen in late March continued, most notably in currencies, and also in interest rate markets following the ECB’s surprise decision to only reduce rates by 25 basis points. The interest rates sector recovered well to finish the month flat, but the currencies sector was unable to match this: both the Sterling and the Canadian Dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African Rand. In commodities, the Series’ positions in the energies and agriculturals sectors recorded small profits driven by short positions in natural gas, which reached multi-year lows, and in lean hogs following concerns over swine flu. Metals markets were less successful however; the Series’ short positions in aluminium and nickel suffered as markets anticipated increased demand as equities rallied following the G20 summit. Most equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan Index and in European sector indices.

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

January 1, 2009 to March 31, 2009

The Series posted a 3.62% loss for the month ending March 31, 2009, a 2.95% loss for the three months ended March 31, 2009 and an overall gain of 30.40% for the Series from the inception of trading on March 16, 2007 to March 31, 2009 (not annualized).

The Series experienced challenging market conditions in March, posting a 3.62% loss for the month. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Series’ short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9, 2009.  The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Series’ long positions performed positively in fixed income sectors. In currencies, the announcement of the Treasury’s new plans resulted in the U.S. Dollar weakening against major currencies and consequently a give-back of some of the profits the Series had generated on the back of U.S. Dollar strength since the third quarter of 2008.  U.S. Dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Series’ short positions.  This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally.  Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Series’ long positioning.  Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it would not cut output.

The Series posted a 0.50% gain for the month of February 2009, a 0.70% gain for the year to date as of February 28, 2009 and an overall gain of 35.30% for the Series from the inception of trading on March 16, 2007 to February 28, 2009 (not annualized).

The Series performed positively during February 2009, posting an monthly return of 0.50%.  In comparison with prior months, returns were relatively muted overall.  The Series however still made profits in the majority of sectors.  The currencies sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish Krona and Canadian Dollar which offset losses in the Yen against the U.S. Dollar.  The Swedish Krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940.  The best performing sectors overall were stock indices and energies.  Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Series’ small short exposure.  In energies, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself.  Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets.  Fixed income markets were more mixed.  The longer end of the curve was generally profitable, with the exception of Australian bonds, however performance was dragged down by losses in shorter-dated Australian bills and especially in short Sterling, as quantitative easing started to seem more likely than further rate-cuts in the UK.

The Series posted a 0.20% gain for the month of January 2009 and an overall gain of 34.63% for the Series from the inception of trading on March 16, 2007 to January 31, 2009 (not annualized).

The Series performed positively during January 2009, posting a monthly return of 0.20%.  The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the 4th quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth.  This was particularly seen in European bond markets with UK Gilts and Bunds being two of the worst contracts this month. Conversely, the Series’ long positions in interest rates benefitted from the rate cut decisions of the Bank of England and the ECB. In currencies, the U.S. Dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Series’ short exposure. The energies sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Series’ short positions.

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

The Series ended September 30, 2008 with a year-to-date positive return of 3.12%, based on the net asset value for all other purposes

July 1, 2008 to September 30, 2008

The Series posted a 3.58% gain for the month ended September 30, 2008, a 3.12% gain for the nine months ended September 30, 2008, and a 12.48% for the Series gain from the inception of trading on March 16, 2007 to September 30, 2008 (not annualized).

The Series posted a 3.58% gain in September. Global markets were particularly volatile as a number of unexpected events had dramatic effects on overall market sentiment. Increasing risk aversion through the course of the year was reflected in the Series’ positioning of long bonds and short stock indices for the whole of the month and was the main performance driver. However, as volatility of markets increased, position sizes in many markets were reduced substantially. The Series’ positioning generated profits at the beginning of the month but then reversed somewhat on the 19th as market participants returned to riskier assets as expectation of a U.S. government-led recovery increased. Continued uncertainty through the end of the month, particularly with regard to the likely nature of government action, resulted in further profit generation toward the end of the month. In currencies, there were two main themes:

the U.S. Dollar continued to strengthen as demand for Dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion. In metals, recessionary concerns and stock build-ups continued to place downward pressure on industrial metals, especially aluminum, the second best contract this month.

The Series posted a 4.45% loss for the month ended August 31, 2008, a 0.44% loss for the year to date as of August 31, 2008, and an 8.60% gain for the Series from the period from inception of trading on March 16, 2007 to August 31, 2008 (not annualized).

The currencies sector was the worst performer as a result of losses from the Series’ short U.S. Dollar exposure, which had generated profits up until July of this year, and the Series overall posted a 4.45% loss in August. The relative strength of the U.S. Dollar was driven by positive economic news in the U.S. and a change in interest rate expectations in Australia and Europe. The latter resulted in the largest daily decline in the Euro against the U.S. Dollar in almost 8 years.  However, the Series’ long U.S. Dollar position against the British pound profited from the U.S. Dollar’s rally and was the best performing instrument.  The portfolio’s long positioning in the bonds sector capitalized on these changing interest rate expectations; profits were seen in U.S. and Australian bond positions and particularly in Japanese positions following the Bank of Japan’s surprise decision to hold rates.  In the commodities sector, energy prices continued to fall on the back of a strengthening U.S. Dollar, despite a brief rally due to concerns that hurricanes in the U.S. would disrupt supply.  The metals sector also contributed negatively, driven by falling precious metal prices. Short positions in base metals offset some of these losses as prices continued to fall due to negative industrial outlook and rising metal stocks. In agriculturals, grain prices continued to recede from recent highs and the Series further reduced long positions.

The Series posted a 9.23% loss for the month ended July 31, 2008, a 4.20% gain for the year to date as of July 31, 2008, and a 13.66% gain for the Series from the inception of trading on March 16, 2007 to July 31, 2008 (not annualized).

Sharp reversals occurred across a number of markets resulting in a give-back of some of the profits made earlier in the year, as the Series posted a 9.23% loss in July. The largest reversals were seen in energy and agricultural commodity prices: following strong rises in June, during the course of July natural gas prices fell by over 30% and corn prices fell by 18%. Energies and agriculturals were the Series’ two worst performing sectors. Within the financials sectors, the Series’ fixed income positions were undermined as more stable equity markets and stronger than expected inflation data put downward pressure on U.S. bond prices where the Series maintained long exposure. Losses were also seen in European bond markets following the European Central Bank’s announcement that rates are likely to be maintained at current levels. The returns from the Series’ other sectors were muted. In currencies, the Series’ performance was mildly positive owing to a lack of overall direction in the foreign exchange markets during the month. The metals sector had a slightly negative impact on the Series’ return.

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

April 1, 2008 to June 30, 2008

The Series posted a 6.76% gain for the month of June 2008, a 14.80% gain for the six months ended June 30, 2008, and an overall gain of 25.22% for the Series from the inception of trading on March 16, 2007 to June 30, 2008 (not annualized).

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

The Series posted a 3.51% gain for the month of May 2008, a 7.53% gain for the year to date as of May 31, 2008 and an overall gain of 17.29% for the Series from the inception of trading on March 16, 2007 to May 31, 2008 (not annualized).

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

The Series posted a 5.92% loss for the month of April 2008, a 3.89% gain for the year to date as of April 30, 2008 and an overall gain of 13.32% for the Series from the inception of trading on March 16, 2007 to April 30, 2008 (not annualized).

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the third quarter of 2009:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

July 31, 2009	18.94	1,102.085
August 31, 2009	362.30	1,142.154
September 30, 2009	49.11	1,172.933

Total	430.35

Item 3:  Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.
(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.
Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
*****21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2009.

Dated: November 10, 2009

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer