Form 10-K
period 2009-12-31
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2010-03-31
CIK 1373179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☒

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

As of December 31, 2009, units of limited liability company interest of the registrant with an aggregate net asset value of $61,395,738 were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $9,231 were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Financial Statements and Report of Independent Registered Public Accounting Firm for the period ended December 31, 2009 and December 31, 2008 are incorporated by reference into Part II, Item 8, and Part IV hereof and filed as Exhibit 13.01 herewith.

ii

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

ANNUAL REPORT FOR 2009 ON FORM 10-K

iii

PART I

Item 1:    Business

(a)           General Development of Business

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (“NFA”). The Sponsor is currently registered with the Securities Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”), but is not providing investment advice to any Series. The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Aspect Series was changed from UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC (Aspect Series), while the name of the Platform was changed from UBS Managed Futures LLC to AlphaMetrix Managed Futures LLC. Until August 30, 2009, the Aspect Series invested all or substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invested substantially all of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations. As of September 1, 2009, the Series invested directly in the Master Fund. The Aspect Series, the Trading Fund and the Master Fund are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) (formerly, Accounting Research Bulletin No. 51 Consolidated Financial Statements) and collectively referred to herein as (the “Series”).  As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. That fund is shown as a noncontrolling interest in the below Series’ financial statements. The Series engages in the speculative trading of certain forwards, futures and other derivatives contracts on various bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Series. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Series’ clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009),  although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

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

(c)           Narrative Description of Business

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”). The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including but not limited to forwards, futures and other derivatives contracts on certain bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification. The Program seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

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

The Series’ account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Broker, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. dollar; (g) the particular futures contracts traded by the Series’ account: (h) the leverage implemented; and (i) the interest rate earned on invested cash. Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

Risk Management

A fundamental principle of the Trading Advisor’s investment approach is the importance of a robust risk management framework. The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the risk of the Program within pre-defined guidelines. Additionally, the Trading Advisor has developed mechanisms to control risk at both an individual market and portfolio level. In order to monitor and respond to changes in the trading conditions in a market at all times, the Trading Advisor believes a high level of transparency is required. This transparency is achieved by generally investing in liquid instruments with real time pricing, although this may not be possible in all markets or for all instruments.

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively “derivatives”). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Series is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk with the Clearing Broker, the risk of failure by another party to perform according to the terms of a contract. Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Series is managed by the underlying Trading Advisor according to its trading program. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded.

The purchase and sale of futures contracts are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Clearing Broker is an FCM.

Due to forward currency contracts being traded in unregulated markets between principals, the Series also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Funds and property deposited as margin in connection with the transactions is not required to be, and typically is not, segregated.  Accordingly, the Series is exposed to the creditworthiness of the Clearing Broker on these trades facilitated by the Clearing Broker. In the event of the Clearing Broker’s bankruptcy, the Series could lose all or substantially all of its assets not located in segregated funds.

To evaluate and monitor counterparty risk of the Clearing Broker or any trading counterparty, the AlphaMetrix Risk Department initially evaluates their credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch

Ratings. Credit ratings and outlooks are monitored daily for downgrades and an investigation is initiated upon any adverse change. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed by the AlphaMetrix Risk Department for unfavorable results.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Series is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

Net trading results from derivatives for the year ended December 31, 2009 are reflected in the Consolidated Statements of Operations and equal the trading gains (losses) less brokerage commissions. Such trading results reflect the net gain or (loss) arising from the Series’ speculative trading of futures contracts and forward currency contracts.

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

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2009, 91.1% of the net assets of the Series was held in segregated funds. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

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

The Clearing Broker pays interest as of the end of each month  on the Series’ average daily Cash Assets at a rate corresponding to an annual rate equal to the prevailing Federal Funds Rate. The Clearing Broker will retain any returns on the Series’ Cash Assets in excess of the Federal Funds Rate. The Clearing Broker retains the additional economic benefit (which may be significant) derived from possession of the Series’ Cash Assets and Dekla Financial, LLC (the “Introducing Broker”), an affiliate of the Sponsor, has in the past received a portion of these revenues. As of October 1, 2009, Dekla Financial, LLC no longer receives a portion of these revenues, nor does it act as introducing broker for the Series.

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

The Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate)  of the Series’ month-end net asset value for all other purposes, which takes into account interest income, of each Member’s investment in the Series for such month up until September 30, 2009. Starting October 1, 2009, the Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate)  of the Series’ month-end net asset value for all other purposes which takes into account interest income, of each Member’s investment in the Series for such month.

Spectrum Global Fund Administration, LLC (the “Administrator”) receives a monthly fee as to be determined by the Sponsor and the Administrator up to 0.0067 of 1% of the Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $2,000

The Series brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Series are the per side brokerage commissions paid to the Clearing Broker (a portion of which is paid to the Series’ executing brokers, which may or may not include the Clearing Broker, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Broker and others. The “per side” commissions for U.S. markets paid by the Series are approximately $1.85 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

Many of the Series’ currency trades are executed in the spot and forward non-U.S. exchange markets (the “F/X Markets”) in which there are no direct execution costs. Instead, the banks and dealers in the F/X Markets, including the Clearing Broker, take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Series. In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads) will not exceed 3.5%, and should range between approximately 0.5% and 3% per annum of the Series’ average month-end assets (meaning the average month-end net asset value for all other purposes for the then-current fiscal year).

The former sponsor advanced expenses incurred in connection with the organization of the Platform and the organization and initial offering of the Units of the Series. The Series reimbursed the former sponsor for these costs. For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007, the date of commencement of operations of the Series (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting” – see Item 6 “Selected Financial Data”. For all other purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). The amortization of such costs reduce the net asset value for all other purposes of the Units for purposes of determining subscriptions, redemptions and any fees based on the Units’ net asset value for all other purposes and for reporting performance for all purposes other than as related to financial reporting. However, the amount of such costs attributable to the Platform’s organization that are not already amortized may be allocated to and amortized by other series on the Platform for net asset value for all other purposes when and if such other series are added to the Platform or in a manner as the Sponsor may otherwise determine.

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

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2009 and December 31, 2008:

	2009		2008
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fees	$10,840	0.02%	2,807,721	6.04%
Management fees	1,243,076	2.09%	952,226	2.05%
Sales Commissions	1,240,937	2.08%	944,092	2.03%
Brokerage Commission	361,683	0.61%	224,145	0.48%
Sponsor's fees	194,773	0.32%	118,012	0.26%
Other expenses	461,137	0.78%	431,000	0.93%
Total	$3,512,446	5.90%	5,477,196	11.79%

The foregoing table does not reflect the bid-ask spreads paid by the Series on its forward currency trading, or the benefits which may be derived by the Clearing Broker from the deposit of certain of the Series’ assets maintained at the Clearing Broker.

The Series’ average month-end net asset value for financial reporting during 2009 equaled $59,499,757.

During 2009 the Series had $29,205 in net interest expense or approximately (0.05)% of the Series’ average month-end net asset value for financial reporting.

Regulation

The Sponsor and the Trading Advisor are registered with the CFTC as commodity pool operators and commodity trading advisors (“CTAs”) and are members of the National Futures Association (“NFA”) in such capacities. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Sponsor or of the Trading Advisor as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Sponsor or Trading Advisor, as applicable, would be unable to continue to manage the business of the Series or the trading of its assets. Should the Sponsor’s or Trading Advisor’s registration be suspended, termination of the Series might result. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. Forward currency contracts are not subject to regulation by any U.S. government agency.

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

The Series’ administrative office is the administrative office of the Sponsor (181 West Madison, 34th Floor, Chicago, IL  60602). The Sponsor performs administrative services for the Series from the Sponsor’s offices.

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

(b)           Holders

As of December 31, 2009, there were 675 holders of Units, including the Sponsor.

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

(f)           Issuer Purchases of Equity Securities

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2009:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2009	4,666.167	$1,117.632
November 30, 2009	133.281	$1,205.012
December 31, 2009	2,013.98	$1,139.379
Total	6,813.428

Item 6:  Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Financial Condition

	December 31, 2009	December 31, 2008

Assets
Equity in commodity trading account at clearing broker
	$62,722,219	$71,677,315
Investments representing unrealized appreciation/(depreciation) on open contracts, net	(287,319)	2,715,317
Net payable related to settled, unexpired contracts	-	(9,090)
	62,434,900	74,383,542
	.
Cash at bank	2,352,489	314,724
Interest receivable, net	-	1,933
Total assets	$64,787,389	$74,700,199

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,627
Accrued sales commission	103,466	121,422
Accrued sponsor's fee	25,866	15,178
Accrued management fee	103,642	124,314
Accrued performance fee	-	1,613,251
Accrued operating costs and administrative fee	161,161	183,724
Subscriptions received in advance	688,593	131,000
Redemptions payable	2,294,686	1,500,154
Total liabilities	3,382,420	3,694,670

Members’ Capital
Members (52,347.66 and 52,994.33 units outstanding at December 31, 2009 and
December 31, 2008, respectively, unlimited units authorized)	59,498,830	70,994,651
Sponsor (8.12 units outstanding at December 31, 2009 and December 31, 2008,
unlimited units authorized)	9,231	10,878
Total Aspect Series members' capital	59,508,061	71,005,529

Noncontrolling interest	1,896,908	-
Total members’ capital	61,404,969	71,005,529

Total liabilities and members’ capital	$64,787,389	$74,700,199

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Schedules of Investments

	% of Members’ Capital		Number of Contracts	As of December 31, 2009 Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	As of December 31, 2008 Net Unrealized Appreciation / (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.82%		310	$503,864	0.00%	$3,500
Energy	0.29		92	175,913	0.03	20,050
Interest Rates	(0.82)		474	(505,756)	1.21	862,652
Metals	(0.92)		91	(567,985)	0.01	4,490
Indices	0.26		196	161,414	0.00	1,193
Currency	(0.02)		2	(14,700)	0.00	-
Foreign
Agriculture	0.14		55	87,767	0.10	69,860
Indices	0.54		348	332,218	0.00	-
Interest Rates	(0.83)		1,936	(508,277)	2.82	2,003,119
Metals	0.48		137	295,887	0.00	-
Currency	0.00		3	73	0.00	-
	(0.06)		3,644	(39,582)	4.17	2,964,864
Short contracts
Domestic
Agriculture	(0.03)		173	(20,498)	(0.26)	(187,016)
Energy	0.06		11	35,290	0.29	210,104
Interest Rates	0.00		14	2,732	0.00	-
Indices	0.00		-	-	0.00	(2,880)
Metals	0.00		-	-	0.01	6,868
Foreign
Agriculture	0.00		36	1,022	0.00	2,548
Indices	0.00		-	-	(0.06)	(44,689)
Interest Rates	0.03		85	16,133	0.00	-
Metals	(0.08)		10	(49,512)	(0.20)	(145,257)
	(0.02)		329	(14,833)	(0.22)	(160,322)

Total futures contracts	(0.08)		3,973	(54,415)	3.95	2,804,542

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	(0.12)		-	(73,476)	0.44	313,524
Total forward currency contracts short	(0.26)		-	(159,428)	(0.57)	(402,749)

Total forward currency contracts	(0.38)		-	(232,904)	(0.13)	(89,225)

Net unrealized appreciation/(depreciation) on open contracts	(0.46	) %	-	$(287,319)	3.82%	$2,715,317

See notes to consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Trading gains (losses):
Net realized gain (loss)	$(2,890,175)	$13,350,008
Net change in unrealized
appreciation (depreciation) on open contracts	(3,000,525)	1,937,902
Brokerage commission	(361,683)	(224,145)
Net trading gains (losses)	(6,252,383)	15,063,765

Investment income:
Interest income	6,892	510,842
Total investment income	6,892	510,842

Expenses:
Sales commission	1,240,937	944,092
Sponsor’s fee	194,773	118,012
Management fee	1,243,076	952,226
Performance fee	10,840	2,807,721
Interest expense	36,097	-
Operating costs and administrative fee	425,040	431,000
Total expenses	3,150,763	5,253,051

Net investment income (loss)	(3,143,871)	(4,742,210)

Net income (loss)	(9,396,254)	10,321,555

Less: Net income (loss) attributable to noncontrolling interest	(103,092)	-

Net income (loss) attributable to Aspect Series	(9,293,162)	10,321,555

Weighted average number of Aspect Series units outstanding	49,638.24	38,898.95
Net income (loss) attributable to Aspect Series
per weighted average unit	$(187.22)	$265.34

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES) Consolidated Statements of Changes in Members’ Capital For the twelve months ended December 31, 2009 and 2008

For the twelve months ended December 31, 2009
Members	Sponsor	Noncontrolling Interest	Total
Amount	Units	Amount	Units	Amount	Amount	Units
Members’ capital at January 1, 2009	$ 70,994,651	52,994.33	$ 10,878	8.12	$ -	$ 71,005,529	53,002.45
Members’ subscriptions	26,018,438	22,372.53	-	-	-	26,018,438	22,372.53
Members’ redemptions	(28,222,744)	(23,019.20)	-	-	-	(28,222,744)	(23,019.20)
Noncontrolling interest	-	-	-	-	2,000,000	2,000,000	-
Net income (loss)	(9,291,515)	-	(1,647)	-	(103,092)	(9,396,254)	-
Members’ capital at December 31, 2009	$ 59,498,830	52,347.66	$ 9,231	8.12	$ 1,896,908	$ 61,404,969	52,355.78

Net asset value per unit at January 1, 2009	$ 1,339.665		$ 1,339.665
Change in net asset value per unit	(203.056)		(203.056)
Net asset value per unit at December 31, 2009	$ 1,136.609		$ 1,136.609

For the twelve months ended December 31, 2008

Members	Sponsor	Noncontrolling Interest	Total
Amount	Units	Amount	Units	Amount	Amount	Units
Members’ capital at January 1, 2008	$ 15,747,164	14,690.08	$ 10,657	9.94	$ -	$ 15,757,821	14,700.02
Members’ subscriptions	49,831,444	42,208.34	10,000	8.12	-	49,841,445	42,216.46
Members’ redemptions	(4,903,048)	(3,904.09)	(12,244)	(9.94)	-	(4,915,292)	(3,914.03)
Net income (loss)	10,319,091	-	2,465	-	-	10,321,555	-
Members’ capital at December 31, 2008	$ 70,994,651	52,994.33	$ 10,878	8.12	$ -	$ 71,005,529	53,002.45

Net asset value per unit at January 1, 2008	$ 1,071.959		$ 1,071.959			$ 1,071.959
Change in net asset value per unit	267.706		267.706			267.706
Net asset value per unit at December 31, 2008	$ 1,339.665		$ 1,339.665			$ 1,339.665

See notes to consolidated financial statements.

The Previous Sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units. As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the Previous Sponsor for these costs in 2008. For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). The below table shows information excluding the noncontrolling interests. The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609

Total return after performance fee, from the commencement of operations through the period ended December 31, 2009.				13.94%	13.66%

* Commencement of operations of the Series was March 16, 2007.

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

A portion of the assets maintained at the Clearing Broker are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of December 31, 2009 was restricted cash for margin requirements of $7,322,562. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward currency trading, the Series’ assets are highly liquid and are expected to remain so. Because the Series’ assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through December 31, 2009, the Series experienced no meaningful periods of illiquidity in any of the markets in which it traded. The Series processes redemptions on a monthly basis. The Series incurred redemptions of $28,222,744 (23,019.20 Units) and $4,915,292 (3,914.03 Units) for the years ended December 31, 2009 and December 31, 2008 respectively, and accrued $2,294,686 and $1,500,154 in redemptions payable to Members at December 31, 2009 and December 31, 2008 respectively.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses. Within broad ranges of capitalization, the Series’ trading positions should increase or decrease in approximate proportion to the size of the Series.

The Series raises additional capital only through the sale of Units and capital is increased through trading profits (if any). The Series does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

The Series may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions (“OTC”), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

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

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to the Program (see Item 1(c) “Narrative Description of Business”). The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 100 employees and manages approximately $3.6 billion as of December 31, 2009. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of December 31, 2009, the Series had a capitalization of $59,653,082 based on the net asset value for all other purposes.

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

December 31, 2009

The Series posted an overall loss for the period from January 1, 2009 to December 31, 2009 of 15.19%, based on the net asset value for all other purposes (refer to Item 6 “Selected Financial Data”).

Net Trading Gain/(Loss)* year ended 12/31/09
Futures contracts:
Currencies	$(7,784)
Energy	(2,877,832)
Agriculture	74,991
Interest Rates	(1,917,327)
Indices	768,075
Metals	309,664
Total Futures contracts:	(3,650,213)

Forward currency contracts:	(2,162,895)

Total Net Trading Gain/(Loss)	$(5,813,108)

* Includes both realized losses of $2,890,175 and change in unrealized loss of $3,000,525 and is located in net trading gains / (losses). Amounts exclude foreign currency transactions and translation loss of $77,592 in the Consolidated Statements of Operations.

Energy- The Series struggled with the energy sector’s choppy price action and sudden short-term reversals throughout most of 2009.  The first quarter saw the continuation of the long-term downward trends established during the summer of 2008.  The Series was short petroleum products and natural gas and profited accordingly.  As crude oil rallied, particularly in May, the Series was stopped out of its long-term short positions realizing losses in all petroleum products markets, including crude oil, gasoline, heating oil and gas oil.  Crude rallied from roughly $35 per barrel in February to just over $70 per barrel in June.  The third and fourth quarters of 2009 saw crude and natural gas trading in a range-bound choppy manner, the worst market conditions for the Series’ longer-term trend following systematic models.  Petroleum products once again proved difficult while natural gas traded slightly positively.  Crude oil, especially, displayed many false starts to the upside, each time reversing sharply and stopping the Series out of positions according to the strict risk management employed by the system.

Agricultural Commodities- The Series traded the agricultural commodities slightly positively in 2009, with gains in meats and softs, particularly sugar, while experiencing losses across most of the grains markets.  Sugar prices rallied for most of 2009 and displayed a clear bullish trend, particularly in the third quarter.  Adverse weather conditions in Brazil and India contributed to the decline in global sugar supply pushing its price to a 28-year high.  Sugar was clearly the best performing soft commodity as the Series experienced losses in coffee, cocoa and cotton, among others.  The Series struggled with grains markets, particularly soybeans, soybean meal and wheat, although the diversified nature of the portfolio realized gains and losses in all these markets at differing times throughout the year helping to cushion any single bad period.  The Series traded lean hogs quite well as there were two distinct trends, first down then up, that were conducive to the long-term trend following nature of the system.

Fixed Income-The Series struggled in the Fixed Income sector, posting small gains in global short-term rates while experiencing heavier losses trading global long-term bonds, particularly in the Asia-Pacific zone but also in North America and the European zones.  In the wake of the financial crisis that began in 2008, investors were extremely risk averse to begin 2009.  Investor risk appetite appeared to return in March following some positive corporate earnings news and the US Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans.  The Federal Reserve’s plan to repurchase debt caused US fixed income markets to rally.  The second quarter, and especially June, was difficult for the Series as it experienced losses in both long-term bonds and short-term rates.   In June, Eurodollar, Short Sterling and Euribor all saw their most aggressive selling since October 2008.  These sharp moves resulted in losses on long positions in these contracts.  In response, the Series reduced its positions as volatility increased.  The bonds sector saw some losses with short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy.  The Series rebounded a bit in the third quarter as profits were realized in each of the three months of July, August and September.  Major central bankers reiterated that interest rate increases were unlikely causing the prices of short-term rates to rise and to result in positive performance for the Series.  The fourth quarter resulted in volatile performance swings as the Series was net negative in October, strongly positive in November in both short rates and long bonds, most notably in the North American and European zones, and strongly negative in December in both short rates and long bonds in the North American and European zones.  In November, sentiment shifted repeatedly through the month with uncertainty stemming from a rise in the US unemployment rate and weak corporate earnings results. However, a number of central banks, particularly the Bank of England, indicated that support measures would need to continue in order to help sustain the economic recovery.  The Series’ long fixed income exposures performed well against this backdrop.  In December, the dominant theme for the month was continued investor optimism surrounding the global economic recovery.  Consequently, global stock markets rallied while fixed income markets fell.  The sell-off in fixed income was further exacerbated by central bank comments, which indicated that some stimulus measures that had been in place for 2009 will likely be removed in the near future.

Currencies-The Series began the year positively in the currency sector by taking advantage of Pound Sterling weakness stemming from a negative European economic outlook combined with a strengthening US dollar due to investor risk aversion and flight to quality.  This was followed by the Swedish Krona falling to a record low against the Euro after an unexpectedly large rate cut and the worst Swedish GDP figures since 1940.  Towards the end of the first quarter the US Treasury announced plans to stimulate the economy through quantitative easing resulting in a weakening US dollar against other major currencies.  As a result of the first quarter’s volatile currency market environment, the Series gave back some of the profits it had generated on the back of the strengthening US dollar.  Pound Sterling and Canadian Dollar recovered from first quarter weakness resulting in losses for the Series to begin the second quarter.  Favorable UK inflation reports in May produced a Short Sterling rally that, combined with increased investor risk appetite, resulted in a US Dollar sell-off and subsequent losses for the Series.  The US dollar regained some strength toward the end of the second quarter in very choppy trading, and this trend reversal again inflicted losses.  The end of the third quarter saw the US Dollar sell off sharply as the Dollar Index neared its lowest levels since September 2008, causing the system to identify a weak US Dollar as the dominant long-term trend.  The Series captured this sell off and posted gains for this sector.  Towards the end of October, poor economic data and negative investor expectations resulted in increased risk aversion and a flight to quality.  November economic numbers showed signs of recovery resulting in risk-seeking investor behavior with a cautious eye towards potential inflationary effects caused by governmental stimulus efforts.  The Series benefitted from inflation fears as the US Dollar declined against major currencies, most notably the Japanese Yen.  The continued net short US Dollar exposure for the Series contributed to losses in December as the US Dollar strengthened following positive US economic data.  The Series posted negative overall currency sector performance for the year, the third quarter being the best and the second quarter the worst.  The Series nevertheless performed within historical performance expectations.

Metals-The Series posted profits trading precious metals, particularly gold, while experiencing small losses in industrial metals overall, performing well in copper and zinc while performing poorly in aluminum.  Copper and aluminum sold off strongly beginning in mid-2008, reaching their lows in January and February 2009.  Strong Chinese demand for base metals contributed significantly to the price rallies that followed these lows.  The Series was short these markets as they turned around and rallied throughout most of the year.  The Series realized losses as short positions were closed and long positions established to catch the long-term rallies.  The Series recovered its losses and eventually performed well in copper and zinc while unable to recover losses in aluminum.  Prices for precious metals, such as gold, declined in March and April as investors sold out of their safe haven assets with an increase in their risk-seeking appetite.  The weakening US dollar in the latter part of 2009 contributed to the rally in precious metals.  The last quarter of 2009 saw the US dollar strengthen and resulted in a sell-off in gold.

Stock Indices- Global equity indices were the strongest performing sector for the Series in 2009.  Global equity markets entered the year very poorly, continuing their downward trend resulting from the financial crisis of 2008 amidst weak economic data as well as continued financial systemic problems.  Quantitative easing, Central Bank interventions, and government bailouts helped turn equity markets around beginning in March.  Positive economic sentiment further boosted investor optimism and risk-seeking appetite which consequently led to a strong bull rally that lasted throughout the rest of the year.  The Series entered the year short, thereby capturing gains, experienced losses in March through June as equity markets reversed, and was able to profit once long positions were established in August and September, and particularly in November.

December 31, 2008

The Series posted an overall gain for the period from January 1, 2008 to December 31, 2008 of 23.18%, based on the net asset value for all other purposes.

Sector	Net Trading Gain (Loss)
Energy	$2,214,442
Agricultural Commodities	(622,238)
Interest Rates	8,480,974
Currencies	(1,593,947)
Metals	2,887,290
Stock Indices	3,921,389
Total	15,287,910
Brokerage Commission	(224,145)
Net Trading Gain	$15,063,765

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

The Series’ assets are maintained at the Clearing Broker. On assets held in U.S. dollars, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate. In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points per annum (at current rates). For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points per annum (at current rates).

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

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. The Series’ Financial Statements filed as

Exhibit 13.01 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2009.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8:  Financial Statements and Supplementary Data

The below information is shown net of the noncontrolling interest.

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	Total

Total Income (Loss)	(1,111,112)	(7,550,701)	3,681,477	(1,162,947)	(6,143,283)
Total Expenses	(869,634)	(704,395)	(748,046)	(827,804)	(3,149,879)
Net Income (Loss)	(1,980,746)	(8,255,096)	2,933,431	(1,990,751)	(9,293,162)

Net Income (Loss) per Unit (1)	(39.90)	(166.31)	59.10	(40.11)	(187.22)

(1) Based on average number of Units for the year.

Financial Statements meeting the requirements of Regulation S-X appear in Exhibit 13.01 to this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under Item 6 “Selected Financial Data” above.

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective April 27, 2009, the Sponsor dismissed Ernst & Young as the independent registered public accounting firm of the Series, Effective April 27, 2009 the Sponsor appointed Deloitte & Touche, LLP as the independent registered public accounting firm for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

The Sponsor assumed responsibility for internal controls over financial reporting from the Series’ former sponsor on November 1, 2008. The Sponsor kept such internal controls largely intact by retaining the Administrator through December 31, 2008 and hiring an employee who had worked for the former sponsor solely with respect to the Series. Accordingly, there have been no material changes in internal control over financial reporting of the Series. In 2009, there were no material changes to the internal control structure.

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

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Series as of December 31, 2009. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2009, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

This annual report does not include an attestation report of the Series’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Series’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Sponsor to provide only management’s report in this annual report.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

(a) and (b)  Identification of Directors and Executive Officers

As a segregated series of a limited liability company, the Series itself has no officers or directors and is managed by the Sponsor.

The following are the principal officers and managers of the Sponsor.

Aleks Kins. Mr. Kins, age 39, has been President and Chief Executive Officer of AlphaMetrix, LLC (“AlphaMetrix”) since he founded AlphaMetrix in April 2005. Mr. Kins is also the founder and a principal of AlphaMetrix Alternative Investment Advisors, LLC, an independent research affiliate of AlphaMetrix. Mr. Kins is also an associated person and principal of Dekla Financial, LLC, an affiliate of AlphaMetrix. Dekla is a registered introducing broker that serves as the introducing broker for various commodity pools sponsored by AlphaMetrix and other futures trading accounts. Mr. Kins was the President and co-founder of Access Asset Management, a registered CPO and CTA, from November 2000 through the founding of AlphaMetrix in April 2005. Mr. Kins received a B.A. in Economics from Brown University in 1993.

Dennis R. Zarr. Mr. Zarr joined AlphaMetrix in February 2008, was approved as a principal and associated person on February 28, 2008 and is its Executive Vice President of Business Development. From February 2008 until March 2010, Mr. Zarr served as the Sponsor’s Chief Operations Officer. Mr. Zarr is also the President, an associated person and a principal of Dekla. Mr. Zarr was approved as a principal and an associated person of Dekla in February 2008. From March 1993 until joining AlphaMetrix, Mr. Zarr served as Senior Vice President and Director of Business Development for Rand Financial Services, Inc. (“Rand”), a registered futures commission merchant. Mr. Zarr was a member of the Chicago Board of Trade from May 1984 until February 1985, the Chicago Mercantile Exchange from April 1982 until May 1984 and again from July 1992 until January 1993, the Chicago Board of Options Exchange from December 1982 to April 1985 and the Philadelphia Stock Exchange from 1975 until 1977. He was president of the Chicago Operations Division of the Futures Industry Association during the groups’ 1984 session. Mr. Zarr received his B.S. in Finance from DePaul University in 1970.

George Brown. Mr. Brown, age 54, joined AlphaMetrix in March 2008 and is its Chief Financial Officer. Mr. Brown served as a consultant for Nature’s Best, a sports nutrition and protein beverages producer, from December 2007 to February 2008, as Chief Financial Officer of Ultraguard Corporation, a manufacturer of dual smoke/carbon monoxide detectors and wireless monitor systems, from September 2005 to August 2007 and as Chief Financial Officer for Old London Foods, Inc., a producer of branded crackers and co-packed private label bread crumbs, from July 1997 until August 2005. From September 2007 to December 2007, Mr. Brown was self-employed as a financial consultant. Mr. Brown received an M.B.A. in Finance from the University of Chicago in 1979 and a B.A. in Economics (Morehead Scholarship) from the University of North Carolina in 1977.

Lisa Tamburini. Ms. Tamburini joined AlphaMetrix in July 2008 and is currently its General Counsel and Chief Compliance Officer and is listed as a principal. Prior to becoming General Counsel, Ms. Tamburini held the position of Head of Legal Product Structuring and Associate General Counsel at AlphaMetrix from March 2009 until November 2009. Prior to joining AlphaMetrix, Ms. Tamburini worked at Credit Agricole Asset Management Alternative Investments Services, Inc., a service provider to an asset manager, as Vice President and Counsel from June 2007 until July 2008 and as a Legal and Compliance Associate from October 2003 until May 2007. Ms. Tamburini received her J.D. from DePaul University College of Law in 2002 and her B.A. from Western Illinois University in 1993.

(c)           Identification of Certain Significant Employees

None.

(d)           Family Relationships

Mr. Kins and Mr. Brown are brothers-in-law.

(e)           Business Experience

See Item 10(a) and (b) above.

(f)           Involvement in Certain Legal Proceedings

None.

(g)           Section 16(a) Beneficial Ownership Reporting Compliance

None

(h)           Code of Ethics

The Series has no employees, officers or directors and is managed by the Sponsor. The Sponsor has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to AlphaMetrix, LLC, 181 West Madison, 34th floor, Chicago, Illinois 60602.

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

Item 11:  Executive Compensation

The Series has no directors, officers or employees. None of the directors, officers or employees of the Sponsor receive compensation from the Series. The Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate)  of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month up until September 30, 2009. Starting October 1, 2009, the sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate)  of the Series’ month-end net asset value for all other purposes, taking into account interest income, of each Member’s investment in the Series for such month. The officers of the Sponsor receive no “other compensation” from the Series. There are no compensation plans or arrangements relating to a change in control of any of the Series, the Platform or the Sponsor.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Not applicable. All of the Platform’s manager interest is held by the Sponsor.

(b)           Security Ownership of Management

As of December 31, 2009, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2009, the Sponsor owned directly 8.120 Units, which constituted 0.02% of the total Units outstanding, and did not own any Units indirectly.

(c)           Changes in Control

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.”  As of December 31, 2009, the Series had paid the following:  brokerage commissions of $361, 683 to the Clearing Broker of which Dekla Financial , LLC (“Dekla” or the “Introducing Broker”) received $326,343 and Sponsor’s fees of $194,773 to the Sponsor;

The Introducing Broker is an affiliate of the Sponsor, is registered with the CFTC as an “introducing broker”, and began acting as the introducing broker for the Series’ futures and forward transactions effective November 1, 2008. Effective October 1, 2009, the Introducing Broker no longer receives any brokerage commissions from the Aspect Series. The existing terms and amount of brokerage commissions charged related to the trading activities of the Series did not change, nor did the cost to the Series for utilizing the Introducing Broker. For this service, the Introducing Broker received a portion of the brokerage commissions paid to the Clearing Broker by the Series (depending on the contracts traded). The Introducing Broker  in no case held the assets of the Series. The Sponsor negotiates the per-transaction rates at which such brokerage commissions are paid. The Introducing Broker did not receive a portion of the forward currency trading bid-ask spreads and the exchange for physicals (“EFP”) spreads paid by the Series. The Sponsor negotiates the interest rates paid by the Clearing Broker on the Series’ assets, and the Introducing Broker received a substantial portion of the interest income generated by such assets. In addition, the Series pays Clearing Broker bid-ask spreads on forward currency trades. The Series also pays the Clearing Broker interest on short-term loans extended by the Clearing Broker to cover losses on non-US currency positions. The Clearing Broker and its affiliates have derived certain economic benefits from possession of a portion of the Series’ assets, as well as from foreign exchange and EFP trading, and some of the financial benefit of holding these assets, including the Introducing Broker.

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

Item 14:  Principal Accounting Fees and Services

(1)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche, LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the year ended December 31, 2009 were $135,000. Aggregate fees billed for these services for the year ended December 31, 2008 were $147,000, December 31, 2007 were $98,000 and for the period from October 26, 2006 (Date of Organization) to December 31, 2006 were $8,000.

(2)           Audit-Related Fees

There were no fees for audit related services rendered by and D & T for the year ended December 31, 2009 related to the Series.

(3)           Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the year ended December 31, 2009, were approximately $11,048.

(4)           All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the period ended December 31, 2009 for any other professional services in relation to the Series.

(5)           Pre-Approval Policies

The Sponsor’s principal executive and financial officers review the estimated audit and tax fees prior to engaging an auditor or tax services for the Series.

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)(1)              Financial Statements

See Financial Statements filed herewith as Exhibit 13.01.

Affirmation of AlphaMetrix, LLC.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Changes in Members’ Capital
Consolidated Condensed Schedules of Investments
Notes to Consolidated Financial Statements
(a)(2)              Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Consolidated Financial Statements filed herewith as Exhibit 13.01 or notes thereto.

(a)(3)              Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.

Exhibit Number	Description of Document
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
****10.8	Administration Agreement Assignment
13.01	2009 Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

Dated: March 31, 2010

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	March 31, 2010
George Brown

/s/ David Young	Chief Operations Officer	March 31, 2010
David Young

AlphaMetrix, LLC
Sponsor of Registrant
March 31, 2009

 S-1