Form 10-Q
period 2010-03-31
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2010-05-17
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_________________________

FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
                                                                                                                     Yes  ☒No  ☐

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

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2010 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Consolidated Statements of Financial Condition (unaudited) Condensed Consolidated Schedules of Investments (unaudited) Condensed Consolidated Statements of Operations (unaudited) Condensed Consolidated Statements of Changes in Members’ Capital (unaudited) Notes to Condensed Consolidated Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
Item 4T.	CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24
Item 1A.	RISK FACTORS	24
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
Item 3.	DEFAULTS UPON SENIOR SECURITIES	24
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
Item 5.	OTHER INFORMATION	24
Item 6.	EXHIBITS	25

SIGNATURES		26

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2010	December 31, 2009

Assets
Equity in commodity trading account at clearing broker:
Cash	$58,878,713	$62,722,219
Unrealized appreciation/(depreciation) on open contracts, net	2,681,379	(287,319)
	61,560,092	62,434,900

Cash at bank	5,334,580	2,352,489
Total assets	$66,894,672	$64,787,389

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,006
Accrued sales commission	104,632	103,466
Accrued sponsor's fee	26,158	25,866
Accrued management fees	104,807	103,642
Accrued performance fees	-	-
Accrued operating costs and administrative fees	204,644	161,161
Interest payable, net	832	-
Subscriptions received in advance	700,232	688,593
Redemptions payable	935,889	2,294,686
Total liabilities	2,082,200	3,382,420

Members’ Capital
Members (52,702.03 and 52,347.66 units outstanding at March 31, 2010 and
December 31, 2009, respectively, unlimited units authorized)	61,574,548	59,498,830
Sponsor (8.12 units outstanding at March 31, 2010 and December 31, 2009,
unlimited units authorized)	9,487	9,231
Total Aspect Series members' capital	61,584,035	59,508,061
Noncontrolling interest	3,228,437	1,896,908
Total members’ capital	64,812,472	61,404,969

Total liabilities and members’ capital	$66,894,672	$64,787,389

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Schedules of Investments (Unaudited)

	As of March 31, 2010			As of December 31, 2009
	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital			Net Unrealized Appreciation / (Depreciation) on Open Contracts

						Number of Contracts
FUTURES CONTRACTS:
Long Contracts
Domestic
Agriculture	0.11%	120	$69,947	0.82%		310	$503,864
Energy	0.37	105	242,919	0.29		92	175,913
Interest Rates	-	322	1,052	(0.82)		474	(505,756)
Metals	0.24	77	152,347	(0.92)		91	(567,985)
Indices	0.24	173	157,587	0.26		196	161,414
Currency	-	-	-	(0.02)		2	(14,700)
Foreign
Agriculture	(0.01)	14	(3,500)	0.14		55	87,767
Indices	0.44	395	288,109	0.54		348	332,218
Interest Rates	1.61	1,600	1,041,116	(0.83)		1,936	(508,277)
Metals	0.50	70	323,758	0.48		137	295,887
Currency	-	-	-	0.00		3	73
	3.50%		2,273,335	(0.06)			(39,582)
Short Contracts
Domestic
Agriculture	0.21	334	136,858	(0.03)		173	(20,498)
Energy	0.16	37	105,660	0.06		11	35,290
Interest Rates	(0.01)	9	(4,875)	0.00		14	2,732
Indices	-	-	-	0.00		-	-
Metals	-	-	-	0.00		-	-

Foreign
Agriculture	0.02	81	14,783	0.00		36	1,022
Indices	-	-	-	0.00		-	-
Interest Rates	0.16	453	103,178	0.03		85	16,133
Metals	(0.03)	15	(22,656)	(0.08)		10	(49,512)
	0.51%		332,948	(0.02)			(14,833)

Total futures contracts	4.01		2,606,283	(0.08)			(54,415)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.06	-	37,034	(0.12)		-	(73,476)
Total forward currency contracts short	0.06	-	38,062	(0.26)		-	159,428)

Total forward currency contracts	0.12	-	75,096	(0.38)		-	(232,904)
Net unrealized appreciation / (depreciation) on open contracts
	4.13%		$2,681,379	(0.46	) %		$(287,319)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Operations (Unaudited)

	January 1, 2010 through March 31, 2010	January 1, 2009 through March 31, 2009

Trading gains (losses):
Net realized gain (loss)	$(291,956)	$2,319,712
Net change in unrealized appreciation
(depreciation) on open contracts	2,968,644	(3,389,989)
Brokerage commissions	(28,885)	(43,969)
Net trading gains (losses)	2,647,803	(1,114,246)

Investment income:
Interest income	$952	$3,134
Total investment income	952	3,134

Expenses:
Sales commissions	$303,409	$349,561
Sponsor’s fee	75,854	43,695
Management fees	303,919	350,170
Performance fees	-	9,850
Interest expense	2,802	8,450
Operating costs and administrative fees	103,161	107,908
Total expenses	789,145	869,634

Net investment income (loss)	(788,193)	(866,500)

Net income (loss)	$1,859,610	$(1,980,746)

Less: Net income (loss) attributable to noncontrolling interest	147,078	—

Net income (loss) attributable to Aspect Series	1,712,532	(1,980,746)

Net income (loss) per unit:
Weighted average number of units outstanding	53,288.20	51,162.80
Net income (loss) per weighted average unit	$32.137	$(38.715)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Changes in Members’ Capital
For the nine months ended March 31, 2010 and 2009
(Unaudited)

For the three months ended March 31, 2010
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78
Members’ subscriptions	2,189,706	1,945.41	-	-		n/a	2,189,706	1,945.41
Members’ redemptions	(1,826,264)	(1,591.04)	-	-	-	n/a	(1,826,264)	(1,591.04)
Sale of noncontrolling interest	-	-	-	-	1,184,451	n/a	1,184,451	-
Net income (loss)	1,712,276	-	256	-	147,078	n/a	1,859,610	-
Members’ capital at March 31, 2010	$61,574,548	52,702.03	$9,487	8.12	3,228,437	n/a	$64,812,472	52,710.15

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	31.743		31.743
Net asset value per unit at March 31, 2010	$1,168.352		$1,168.352

For the three months ended March 31, 2009
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12		n/a	$71,005,529	53,002.45
Members’ subscriptions	1,354,138	1,004.82	-	-		n/a	1,354,138	1,004.82
Members’ redemptions	4,510,736	(3,343.63)	-	-		n/a	(4,510,736)	(3,343.63)
Net income (loss)	(1,980,425)	-	(321)	-		n/a	(1,980,746)	-
Members’ capital at March 31, 2009	$65,857,628	50,655.52	$10,557	8.12	-	n/a	$65,868,185	50,663.64

Net asset value per unit at January 1, 2009	$1,339.665		$1,339.665				$1,339.665
Change in net asset value per unit	(39.557)		(39.557)				(39.557)
Net asset value per unit at March 31, 2009	$1,300.108		$1,300.108				$1,300.108

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(1)   Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”), and is a member of the National Futures Association (“NFA”).  The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform.  On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Aspect Series was changed from UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC (Aspect Series), while the name of the Platform was changed from UBS Managed Futures LLC to AlphaMetrix Managed Futures LLC.

The Aspect Series invested substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”).  The Trading Fund then invested substantially all of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”).  On August 30, 2009, the Trading Fund ceased operations and, therefore, as of September 1, 2009, the Aspect Series invested directly in the Master Fund.  The Aspect Series, the Trading Fund and the Master Fund are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) and collectively referred to herein as the (“Series”).  As of December 1, 2009, another entity invested in the Master Fund which is reflected as a noncontrolling interest in the consolidated financial statements.

The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Series On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Series’ clearing broker, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of March 31, 2010 (unaudited) and December 31, 2009 and the results of its operations for the three months ended March 31, 2010 and 2009 (unaudited). These consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited consolidated financial statements as of December 31, 2009.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Series includes the accounts of the Aspect Series, the Trading Fund (through August 30, 2009), and the Master Fund.  All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date, and open contracts are reflected in net unrealized appreciation (depreciation) on open contracts in the Consolidated Statements of Financial Condition as the difference between the original contract value and the fair value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the consolidated financial statements. The net change in unrealized profit (loss) on open contracts from one period to the next is reflected in the net change in unrealized appreciation (depreciation) on open contracts in the Consolidated Statements of Operations.  Realized gains and losses on futures and forward currency contracts are recognized when contracts are closed. Interest income is recognized on an accrual basis.

Foreign Currency Transactions

The Series’ functional currency is the U.S. Dollar (“USD”); however, it transacts business in the USD and in currencies other than the USD.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Assets and liabilities denominated in currencies other than the USD are translated into USD at the rates in effect at the date of the Consolidated Statements of Financial Condition.  Income and expense items denominated in currencies other than the USD are translated into USD at the rates in effect during the period.  Gains and losses resulting from the translation into USD are included with the net realized gain (loss) and net change in unrealized appreciation (depreciation) on open contracts in the Condensed Consolidated Statements of Operations.

Cash at the Clearing Broker

The Series holds various currencies at the Clearing Broker, of which approximately $58,899,831 is held in USD. The non-U.S. currencies fluctuate in value on a daily basis relative to the U.S. Dollar.  On March 31, 2010, the Series held positive amounts of Australian Dollars, Euros, British Pounds, Singapore Dollars, and U.S. Dollars, and negative amounts of Canadian Dollars, Swiss Francs, Hong Kong Dollars, Japanese Yen, and Malaysian Ringgit. A portion of this cash is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of March 31, 2010, was restricted cash for margin requirements of $6,344,788.  This cash becomes unrestricted if the underlying positions it supports are liquidated.

Fair Value of Investments

The Series’ investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly, SFAS No. 157 Fair Value Measurements). ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ACS 820 also emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 – Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 – Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 – Values for securities categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor or custodian in the absence of readily ascertainable market values.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to fair value.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of March 31, 2010. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using

Description		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Investments	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures contracts
Agriculture	$365,319	$365,319	$-	$-
Energy	348,579	348,579	-	-
Indices	455,223	455,223	-	-
Interest Rates	1,400,892	1,400,892	-	-
Metals	485,715	485,715	-	-

Forward currency
contracts	431,409	-	431,409	-

Total investment assets
at fair value	3,487,137	3,055,728	431,409	-

Liabilities
Futures contracts
Agriculture	(147,231)	(147,231)	-	-
Indices	(9,527)	(9,527)	-	-
Interest Rates	(260,421)	(260,421)	-	-
Metals	(32,266)	(32,266)	-	-

Forward currency
contracts	(356,313)	-	(356,313)	-

Total investment liabilities
at fair value	(805,758)	(449,445)	(356,313)	-

Total investment assets at
fair value - net	$2,681,379	$2,606,283	$75,096	$-

		Fair Value Measurements at Reporting Date Using

	Fair Value at	Quoted Prices in Active Markets for Identical Investments	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2009*	(Level 1)	(Level 2)	(Level 3)

Assets
Futures contracts
Agriculture	$712,178	$712,178	$-	$-
Currency	97	97	-	-
Energy	218,571	218,571	-	-
Indices	519,159	519,159	-	-
Interest	357,059	357,059	-	-
Metals	389,697	389,697	-	-

Forward currency
contracts	449,173	-	449,173	-

Total investment assets
at fair value	2,645,934	2,196,761	449,173	-

Liabilities
Futures contracts
Agriculture	(140,023)	(140,023)	-	-
Currency	(14,724)	(14,724)	-	-
Energy	(7,368)	(7,368)	-	-
Indices	(25,527)	(25,527)	-	-
Interest	(1,352,227)	(1,352,227)	-	-
Metals	(711,307)	(711,307)	-	-

Forward currency
contracts	(682,077)	-	(682,077)	-

Total investment liabilities
at fair value	(2,933,253)	(2,251,176)	(682,077)	-

Total investment assets at
fair value - net	$(287,319)	$(54,415)	$(232,904)	$-

Derivative Instruments

The Series discloses certain quantitative and qualitative matters relating to derivatives as prescribed by FASB ASC 815, Derivative and Hedging (“ASC 815”) (formerly, SFAS No. 161, Disclosures about Derivatives and Hedging Activities-an amendment of FASB Statement No. 133). ASC 815 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. As a result of the adoption, the Series has expanded its disclosures regarding derivative instruments.

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

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and OTC derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the three months ended March 31, 2010, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Energy - As of March 31, 2010, the Series held 105 long energy contract with a notional value of $9,368,266, and 37 short contracts with a notional value of $1,431,530.  The Series had exposure to the gasoline, heating and crude oil, and natural gas markets.

Agriculture - As of March 31, 2010, the Series held 134 long agriculture contracts with a notional value of $5,102,198, and 415 short contracts with a notional value of $7,388,622.  The Series held positions in soybeans, livestock, orange juice, cotton, and palm oil markets.

Interest Rates - As of March 31, 2010, the Series held 1,922 long interest rate contracts with a notional value of $470,529,525, and 462 short contracts with a notional value of $225,445,150.  The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the North American and European markets, with smaller allocations of the contracts in the Japanese interest rate market.

Indices - As of March 31, 2010, the Series held 568 long index contracts with a notional value of $29,342,248. The Series held positions on exchanges in the U.S., Australia, South Africa, Hong Kong, Japan, and Europe markets.

Metals - As of March 31, 2010, the Series held 147 long metals contracts with a notional value of $12,350,105 and 15 short metals contracts with a notional value of $854,581.  Within industrial metals, the Series held positions in copper, nickel, lead, zinc, and aluminum. Within the precious metal market, the Series had exposure to the gold and platinum markets.

Forward Currency Contracts - As of March 31, 2010, the Series held forwards in Canadian Dollars, Swiss Francs, Euros, Japanese Yen, Mexican Pesos, Norwegian Krone, Singapore Dollars, Australian Dollars, British Pounds, New Zealand Dollars, and South African Rand.  The notional value of the long forward contracts is $54,951,325, while the notional value of the short contracts is $54,876,230.

During the three months ended March 31, 2010, the Series made 16,910 transactions.

The following table presents the fair value of open futures and forward currency contracts as an asset derivative if in a gain position and a liability derivative if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward currency contracts are subject to master netting agreements and qualify for net presentation in the Consolidated Statements of Financial Condition in accordance with ASC 815.

As of March 31, 2010	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*

Agriculture contracts	$365,319	$(147,231)
Energy contracts	348,579	-
Indices contracts	455,223	(9,527)
Forward currency contracts	431,409	(356,313)
Interest Rate contracts	1,400,892	(260,421)
Metals contracts	485,715	(32,266)

Total derivatives not designated as
hedging instruments under ASC 815	$3,487,137	$(805,758)

*Located in  unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

As of December 31, 2009	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*

Agriculture contracts	$712,178	$(140,023)
Currency contracts	97	(14,724)
Energy contracts	218,571	(7,368)
Indices contracts	519,159	(25,527)
Forward currency contracts	449,173	(682,077)
Interest Rate contracts	357,059	(1,352,227)
Metals contracts	389,697	(711,307)

Total derivatives not designated as
hedging instruments under ASC 815	$2,645,934	$(2,933,253)

*Located in  unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

The effect of trading futures and forward currency contracts on the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 is detailed below:

		Net Trading Gain/(Loss)* three months ended March 31, 2010	Net Trading Gain/(Loss)* three months ended March 31, 2009

Futures contracts:	Currencies	-	(13,347)
	Energy	4,295	562,075
	Agriculture	(673,100)	(269,856)
	Interest Rates	3,342,949	25,088
	Indices	(371,150)	(322,068)
	Metals	(507,644)	(247,217)
Total Futures contracts:		1,795,350	(265,325)

Forward currency contracts:		899,313	$(804,952)

Total Net Trading Gain/(Loss)		$2,694,663	$(1,070,277)

* Includes both realized losses of $291,956 and net change in unrealized appreciation (depreciation) of $2,968,644 and is located in net trading gains (losses) in the Condensed Consolidated Statements of Operations. Amounts exclude foreign currency transaction and translation loss of $17,975.

Income Taxes

As the Series is classified as a partnership for income tax purposes, no provision has been made in the accompanying Consolidated Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

In July 2006, FASB issued certain provisions of ASC Topic 740 (“ASC 740”), Income Taxes, related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-than-likely-than-not threshold would be recorded as a tax expense in the current year. Management has adopted certain provisions of ASC 740, and the Series recognized no liability in connection with ASC 740. The Series is subject to U.S. Federal, state and local or non-US income tax examinations by tax authorities for all tax years since inception.

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

(3)           Related Party Transactions

2010

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of UBS Securities LLC, the Series’ former Clearing Broker and UBS Managed Fund Services, Inc., the Series’ former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $8,264 and $4,862 for the three months ended March 31, 2010 and 2009, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS (prior to October 1, 2009) and Credit Suisse Securities LLC (subsequent to October 1, 2009), equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $303,409 and $349,561 for the three months ended March 31, 2010 and 2009, respectively, and accrued $104,632 and $110,653 owed to Credit Suisse Securities and UBS FS at March 31, 2010 and 2009, respectively. Credit Suisse Securities LLC or UBS FS, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction. Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

Prior to October 1, 2009, the Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month up until September 30, 2009 (see below). Starting October 1, 2009, the Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $75,854 and $43,695 for the three months ended March 31, 2010 and 2009, respectively, and accrued $26,158 and $13,832 owed to the Sponsor at March 31, 2010 and 2009, respectively.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. As described in the Series’ current Confidential Disclosure Document (including Parts One, Two, and Three, the “Disclosure Document”), the Series reimbursed the former sponsor for these costs. For financial reporting purposes in conformity with GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

2009

The Series incurred brokerage commissions, and a portion of these brokerage commissions were paid to Dekla Financial, LLC, (“Dekla”), a registered introducing broker with the CFTC and an affiliate of the Sponsor.  Dekla began acting as the introducing broker for the Series’ futures and forward contract transactions effective November 1, 2008. Dekla received a portion of the brokerage commissions paid by the Series to the Clearing Broker, which amounted to $32,789 for the three months ended March 31, 2009. As of October 1, 2009, Dekla no longer receives any fees from the Series.

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

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352

Total return after performance fee, from the commencement of operations through the period ended March 31, 2010
				17.08%	16.84%

* Commencement of operations of the Series was March 16, 2007

(4)           Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $303,919 for the three months ended March 31, 2010, respectively, of which $104,807 was owed to the Trading Advisor at March 31, 2010.  For the three months ended March 31, 2009, the Series incurred management fees of $350,170.

Also, under a signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 for the three months ended March 31, 2010, respectively, of which $0 was owed to the Trading Advisor at March 31, 2010.  For the three months ended March 31, 2009, the Series incurred performance fees of $9,850.

(5)           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU No. 2010-06 is effective for periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a significant impact on the Series’ financial statements or disclosures.

(6)           Trading Activities and Related Market and Credit Risk

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts. This includes both financial and non-financial contracts held as part of a diversified trading strategy. The Series is exposed to both market risk and credit risk. Derivative financial instruments speculatively traded by the Series can include U.S. and foreign futures and options on futures contracts, exchange for physical transactions, forward currency contracts and swap contracts (collectively, “derivatives”) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or over the counter (“OTC”). Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps, and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Series is managed by the underlying Trading Advisor according to its trading program. The Series is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain as reported in the consolidated Statements of Financial Condition for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. This netting basis is executed across products and cash collateral when these provisions are specified in the netting agreement.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Series trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Series has a substantial portion of its assets on deposit with a counterparty. In the event of the counterparty’s insolvency, recovery of the Series assets on deposit may be limited to account insurance or other protection afforded such deposits.

To evaluate and monitor counterparty risk for each counterparty, the AlphaMetrix Risk Department initially evaluates the credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are monitored daily for downgrades whereby an investigation is initiated upon an adverse occurrence. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed for unfavorable results by the Risk Department.

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2010 and 2009, respectively.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Financial highlights of the Series for the period ended March 31, 2009, are presented in the table below. The information has been derived from information presented in the consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended March 31, 2010 and 2009.  Total return is calculated as the change in the net asset value per share for the period ended March 31, 2010 and 2009 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2010 and 2009. Such ratios have been annualized, with the exception of the performance fee, and include brokerage commissions.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Members’ capital per Unit at beginning of period	$1,136.609	$1,339.665

Income from operations:
Net trading gain/(loss)	47.046	(22.621)
Net investment loss	(15.303)	(16.936)
Net change in Members’ capital per Unit from operations	31.743	(39.557)

Members’ capital per Unit at end of period	$1,168.352	$1,300.108

Total return:
Total return before performance fee	2.79%	(2.94%)
Performance fee	0.00%	(0.01%)
Total return after performance fee	2.79%	(2.95%)

Ratios to average Members’ capital
Net investment loss	(5.40%)	(5.28%)

Expenses:
Expenses	5.41%	5.28%
Performance fee	0.00%	0.01%
Total expenses	5.41%	5.29%

(8)         Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued.

Member Subscriptions and Redemptions

Subsequent to March 31, 2010, Members subscribed approximately $816,649 and redeemed approximately $1,354,337 through the issue date of the financial statements.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through March 31, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis. The Series incurred redemptions of $1,826,264 (1,591.04 units) and $4,510,736 (3,343.63 units) for the three months ended March 31, 2010 and 2009, respectively, of which $935,899 remained unpaid and is included in redemptions payable to investors in the Series at March 31, 2010.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of March 31, 2010, the Series had a capitalization of $61,712,630 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending March 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended March 31, 2010 with a year-to-date return of 2.76%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

January 1, 2010 to March 31, 2010

The Series posted a 3.47% return for the month ending March 31, 2010, a gain of 2.76% for the three months ended March 31, 2010 and an overall gain of 17.08% for the Series from the inception of trading on March 16, 2007 (not annualized and based on net asset value per unit for all other purposes).

The Series finished March with a net return of 3.47%. Data releases pointing to economic recovery drove the prices of risky assets higher, despite some continued concerns about European sovereign debt mid-month. Consequently, global stock markets rallied, producing good profits for the Series, and bond markets sold off. Japanese Government Bonds were the Series’ worst performer. In currencies, emerging market and commodity currencies strengthened against the USD to the benefit of the Series’ positions, while European interest rate markets were buoyed by concerns over Greece and poor economic data out of the UK. Commodities markets generally followed the direction of stock markets and finished the month higher. In energies, this resulted in positive performance on long positions in the oil complex, but the Series also profited on the short side from the decline in the natural gas price following milder weather in the US and a build-up in inventories. In agricultural commodities, positive performance on short positions in corn and wheat was more than offset by losses in sugar and coffee. The sugar losses were incurred early in the month when prices fell to 11-week lows as the supply outlook improved. Good profits were seen in industrial metals, especially Nickel which reached 22-month highs.

The Series posted a 2.27% return for the month ending February 28, 2010, a 0.69% loss for the year to date as of February 28, 2010 and an overall gain of 13.15% for the Series from the inception of trading on March 16, 2007 to February 28, 2010 (not annualized).

The Series finished February with a positive return of 2.27%. The month of February was, to a large degree, dominated by news-flow relating to the debt crisis within the Euro-zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant over the calendar month. As a result the Series saw profits from the long positions in both short-term interest rate futures contracts and some bond markets. Positive performance was also seen in other sectors with the long positions in energy contracts benefiting from the further upward move in prices during the middle of the month and the weakness of the Euro and British Pound providing opportunity for profits in the currencies sector. Smaller positive contributions were seen from the small long exposures in both stock indices and metals; the price action in each of these sectors were similar as a sell-off at the beginning of the month was followed by a recovery during the remainder of the month as risk aversion fears dominated. The largest negative performance was seen in agricultural commodities. The longer-term bull market in Sugar reversed sharply from multi-year highs as output in both Brazil and India rose.

The Series posted a 2.89% loss for the month of January 2010 and an overall gain of 10.64% for the Series from the inception of trading on March 16, 2007 to January 31, 2010 (not annualized).

The Series finished January with a loss of 2.89%. After positive performance in the first two weeks of the year, a reversal in investor risk appetite was the primary factor resulting in a loss for the calendar month. The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending.

As a result the Series’ long positions in stock indices and the net short exposure to the US Dollar saw losses.  Long positions in fixed income markets benefited from the move toward risk aversion, some UK data and comments by both the Bank of England and the European Central Bank. In addition, the strengthening US Dollar and poorer growth outlook also resulted in many commodities markets selling off. This was particularly detrimental to the Series’ long positioning in the oil complex and industrial metals. Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the Unites States. In agriculturals, gains on the long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton.

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

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ most recent Form 10-K filed on March 31, 2010.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the first quarter of 2010:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
January 31, 2010	216.50	1,106.444
February 28, 2010	575.17	1,131.540
March 31, 2010	799.36	1,170.792

Total	1,591.04

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

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2010.

Dated: May 14, 2010

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer