Form 10-Q
period 2010-06-30
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2010-08-13
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes  ☐ No  ☒

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2010 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Condensed Consolidated Statements of Financial Condition (unaudited) Condensed Consolidated Schedules of Investments (unaudited) Condensed Consolidated Statements of Operations (unaudited) Condensed Consolidated Statements of Changes in Members’ Capital (unaudited) Notes to Condensed Consolidated Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 4T.	CONTROLS AND PROCEDURES	26

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26
Item 1A.	RISK FACTORS	26
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
Item 3.	DEFAULTS UPON SENIOR SECURITIES	27
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
Item 5.	OTHER INFORMATION	27
Item 6.	EXHIBITS	28

SIGNATURES		29

ii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30, 2010	December 31, 2009

Assets
Equity in commodity trading account at clearing broker:
Cash, net	$59,806,299	$62,722,219
Unrealized appreciation/(depreciation) on open contracts, net	1,672,849	(287,319)
	61,479,148	62,434,900

Cash at bank	2,554,404	2,352,489
Total assets	$64,033,552	$64,787,389

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,006
Accrued sales commission	98,620	103,466
Accrued sponsor's fee	24,655	25,866
Accrued management fees	98,786	103,642
Accrued performance fees	-	-
Accrued operating costs and administrative fees	206,072	161,161
Interest payable, net	1,875	-
Subscriptions received in advance	261,728	688,593
Redemptions payable	362,725	2,294,686
Total liabilities	1,059,467	3,382,420

Members’ Capital
Members (50,590.87 and 52,347.66 units outstanding at June 30, 2010 and
December 31, 2009, respectively, unlimited units authorized)	58,564,369	59,498,830
Sponsor (8.12 units outstanding at June 30, 2010 and December 31, 2009,
unlimited units authorized)	9,400	9,231
Total Aspect Series members' capital	58,573,769	59,508,061
Noncontrolling interest	4,400,316	1,896,908
Total members’ capital	62,974,085	61,404,969

Total liabilities and members’ capital	$64,033,552	$64,787,389

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Schedules of Investments
(Unaudited)

	As of June 30, 2010			As of December 31, 2009
	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital			Net Unrealized Appreciation / (Depreciation) on Open Contracts

						Number of Contracts
FUTURES CONTRACTS:
Long Contracts
Domestic
Agriculture	0.01%	71	$3,513	0.82%		310	$503,864
Energy	-	-	-	0.29		92	175,913
Interest Rates	1.31	775	827,568	(0.82)		474	(505,756)
Metals	0.15	26	95,275	(0.92)		91	(567,985)
Indices	(0.01)	1	(3,585)	0.26		196	161,414
Currency	-	-	-	(0.02)		2	(14,700)
Foreign
Agriculture	0.03	45	16,502	0.14		55	87,767
Indices	(0.14)	89	(87,083)	0.54		348	332,218
Interest Rates	1.90	1,622	1,194,773	(0.83)		1,936	(508,277)
Metals	-	10	(2,800)	0.48		137	295,887
Currency	-	-	-	-		3	73
	3.25%		2,044,163	(0.06)			(39,582)
Short Contracts
Domestic
Agriculture	-	216	(2,925)	(0.03)		173	(20,498)
Energy	0.39	87	247,039	0.06		11	35,290
Interest Rates	-	-	-	-		14	2,732
Indices	0.07	21	42,275	-		-	-
Metals	0.01	2	3,393	-		-	-

Foreign
Agriculture	-	4	(156)	-		36	1,022
Indices	0.29	74	183,993	-		-	-
Interest Rates	(0.03)	66	(18,312)	0.03		85	16,133
Metals	(0.11)	48	(67,321)	(0.08)		10	(49,512)
	0.62%		387,986	(0.02)			(14,833)

Total futures contracts	3.87		2,432,149	(0.08)			(54,415)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	(0.94)	-	(594,452)	(0.12)		-	(73,476)
Total forward currency contracts short	(0.26)	-	(164,848)	(0.26)		-	(159,428)

Total forward currency contracts	(1.20)	-	(759,300)	(0.38)		-	(232,904)
Net unrealized appreciation / (depreciation) on open contracts
	2.67%		$1,672,849	(0.46	) %		$(287,319)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Operations
(Unaudited)

	April 1, 2010	April 1, 2009	January 1, 2010	January 1, 2009
	through	through	through	through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Trading gains (losses):
Net realized gain (loss)	$1,298,682	$(7,670,948)	$1,006,726	$(5,351,236)
Net change in unrealized appreciation
(depreciation) on open contracts	(1,010,304)	263,448	1,958,340	(3,126,541)
Brokerage commissions	(30,903)	(143,201)	(59,788)	(187,170)
Net trading gains (losses)	257,475	(7,550,701)	2,905,278	(8,664,947)

Investment income:
Interest income	1,905	-	2,857	3,134
Total investment income	1,905	-	2,857	3,134

Expenses:
Sales commissions	305,051	275,627	608,460	625,187
Sponsor’s fee	76,263	34,453	152,115	78,149
Management fees	305,564	276,101	609,483	626,270
Performance fees	-	990	-	10,840
Interest expense	4,818	8,372	7,620	16,822
Operating costs and administrative fees	103,793	108,852	206,954	216,760
Total expenses	795,489	704,395	1,584,632	1,574,028

Net investment income (loss)	(793,584)	(704,395)	(1,581,775)	(1,570,894)

Net income (loss)	$(536,109)	$(8,255,096)	$1,323,503	$(10,235,841)

Less: Net income (loss) attributable to noncontrolling interest	11,588	-	158,666	-

Net income (loss) attributable to Aspect Series	$(547,697)	$(8,255,096)	$1,164,837	$(10,235,841)

Net income (loss) per unit:
Weighted average number of units outstanding	52,166.20	41,536.41	52,727.20	46,349.64
Net income (loss) per weighted average unit	$(10.499)	$(198.744)	$22.092	$(220.840)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Changes in Members’ Capital
For the six months ended June 30, 2010 and 2009
(Unaudited)

For the six months ended June 30, 2010
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78
Members’ subscriptions	3,234,075	2,839.63	-	-		n/a	3,234,075	2,839.63
Members’ redemptions	(5,333,204)	(4,596.42)	-	-	-	n/a	(5,333,204)	(4,596.42)
Sale of noncontrolling interest	-	-	-	-	2,344,742	n/a	2,344,742	-
Net income (loss)	1,164,668	-	169	-	158,666	n/a	1,323,503	-
Members’ capital at June 30, 2010	$58,564,369	50,590.87	$9,400	8.12	4,400,316	n/a	$62,974,085	50,598.99

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	20.998		20.998
Net asset value per unit at June 30, 2010	$1,157.607		$1,157.607

For the six months ended June 30, 2009
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12		n/a	$71,005,529	53,002.45
Members’ subscriptions	7,709,836	6,117.66	-	-		n/a	7,709,836	6,117.66
Members’ redemptions	(20,060,303)	(15,775.42)	-	-		n/a	(20,060,303)	(15,775.42)
Net income (loss)	(10,234,034)	-	(1,807)	-		n/a	(10,235,841)	-
Members’ capital at June 30, 2009	$48,410,150	43,336.57	$9,071	8.12	-	n/a	$48,419,221	43,344.69

Net asset value per unit at January 1, 2009	$1,339.665		$1,339.665				$1,339.665
Change in net asset value per unit	(222.591)		(222.591)				(222.591)
Net asset value per unit at June 30, 2009	$1,117.074		$1,117.074				$1,117.074

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Series engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Series. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Series’ clearing broker, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009).  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of June 30, 2010 (unaudited) and December 31, 2009 and the results of its operations for the three and six months ended June 30, 2010 and 2009 (unaudited). These condensed consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited consolidated financial statements as of December 31, 2009.

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

Cash at the Clearing Broker

The Series holds various currencies at the Clearing Broker, of which approximately $59,824,359 is held in USD. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD.  On June 30, 2010, the Series held positive amounts of Japanese Yen, Malaysian Ringgit, and USD, and negative amounts of Australian Dollars, Canadian Dollars, Euros, British Pounds, and Singapore Dollars. A portion of this cash is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of June 30, 2010, was restricted cash for margin requirements of $4,602,425. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Fair Value of Investments

The Series’ investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ACS 820 also emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

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

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of June 30, 2010. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using

Description		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Investments	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures contracts
Agriculture	$101,543	$101,543	$-	$-
Energy	269,019	269,019	-	-
Indices	226,308	226,308	-	-
Interest Rates	2,048,914	2,048,914	-	-
Metals	105,467	105,467	-	-

Forward currency
contracts	158,497	-	158,497	-

Total investment assets
at fair value	2,909,748	2,751,251	158,497	-

Liabilities
Futures contracts
Agriculture	(84,609)	(84,609)	-	-
Energy	(21,980)	(21,980)
Indices	(90,708)	(90,708)	-	-
Interest Rates	(44,885)	(44,885)	-	-
Metals	(76,920)	(76,920)	-	-

Forward currency
contracts	(917,797)	-	(917,797)	-

Total investment liabilities
at fair value	(1,236,899)	(319,102)	(917,797)	-

Total investment assets at
fair value - net	$1,672,849	$2,432,149	$(759,300)	$-

		Fair Value Measurements at Reporting Date Using

Description		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Investments	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures contracts
Agriculture	$712,178	$712,178	$-	$-
Currency	97	97	-	-
Energy	218,571	218,571	-	-
Indices	519,159	519,159	-	-
Interest	357,059	357,059	-	-
Metals	389,697	389,697	-	-

Forward currency
contracts	449,173	-	449,173	-

Total investment assets
at fair value	2,645,934	2,196,761	449,173	-

Liabilities
Futures contracts
Agriculture	(140,023)	(140,023)	-	-
Currency	(14,724)	(14,724)	-	-
Energy	(7,368)	(7,368)	-	-
Indices	(25,527)	(25,527)	-	-
Interest	(1,352,227)	(1,352,227)	-	-
Metals	(711,307)	(711,307)	-	-

Forward currency
contracts	(682,077)	-	(682,077)	-

Total investment liabilities
at fair value	(2,933,253)	(2,251,176)	(682,077)	-

Total investment assets at
fair value - net	$(287,319)	$(54,415)	$(232,904)	$-

Derivative Instruments

The Series discloses certain quantitative and qualitative matters relating to derivatives as prescribed by FASB ASC 815, Derivative and Hedging (“ASC 815”). ASC 815 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. As a result of the adoption, the Series has expanded its disclosures regarding derivative instruments.

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

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and OTC derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the six months ended June 30, 2010, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Energy - As of June 30, 2010, the Series held 87 short contracts with a notional value of $5,868,396.  The Series had exposure to the gasoline, heating and crude oil, and natural gas markets.

Agriculture - As of June 30, 2010, the Series held 116 long agriculture contracts with a notional value of $4,380,586, and 220 short contracts with a notional value of $4,949,118. The Series held positions in soybeans, livestock, orange juice, cotton, canola and palm oil, wheat, corn, and sugar.

Interest Rates - As of June 30, 2010, the Series held 2,397 long interest rate contracts with a notional value of $545,738,707, and 66 short contracts with a notional value of $49,490,849. The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the North American and European markets, with smaller allocations of the contracts in the Australian and Japanese interest rate markets.

Indices - As of June 30, 2010, the Series held 90 long index contracts with a notional value of $2,131,159, and 95 short contracts with a notional value of $5,975,813. The Series held positions on exchanges in the U.S., Australia, South Africa, Hong Kong, Japan, and Europe markets.

Metals - As of June 30, 2010, the Series held 36 long metals contracts with a notional value of $3,721,464 and 50 short metals contracts with a notional value of $2,344,565. Within industrial metals, the Series held positions in copper, nickel, lead, zinc, lead, and aluminum. Within the precious metal market, the Series had exposure to the gold, silver, and platinum markets.

Forward Currency Contracts - As of June 30, 2010, the Series held forwards in Canadian Dollars, Swiss Francs, Euros, Japanese Yen, Mexican Pesos, Norwegian Krone, Singapore Dollars, Australian Dollars, British Pounds, New Zealand Dollars, and South African Rand.  The notional value of the long forward contracts is $29,841,698, while the notional value of the short contracts is $30,600,998.

During the three and six months ended June 30, 2010, the Series made 18,764 and 35,674 transactions.

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

As of June 30, 2010	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*

Agriculture contracts	$101,543	$(84,609)
Energy contracts	269,019	(21,980)
Indices contracts	226,308	(90,708)
Forward currency contracts	158,497	(917,797)
Interest Rate contracts	2,048,914	(44,885)
Metals contracts	105,467	(76,920)

Total derivatives not designated as
hedging instruments under ASC 815	$2,909,748	$(1,236,899)

*Located in unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

As of December 31, 2009	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*

Agriculture contracts	$712,178	$(140,023)
Currency contracts	97	(14,724)
Energy contracts	218,571	(7,368)
Indices contracts	519,159	(25,527)
Forward currency contracts	449,173	(682,077)
Interest Rate contracts	357,059	(1,352,227)
Metal contracts	389,697	(711,307)

Total derivatives not designated as
hedging instruments under ASC 815	$2,645,934	$(2,933,253)

*Located in unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

The effect of trading futures and forward currency contracts on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 is detailed below:

	Net Trading Gain/(Loss)* three months ended June 30, 2010	Net Trading Gain/(Loss)* three months ended June 30, 2009	Net Trading Gain/(Loss)* six months ended June 30, 2010	Net Trading Gain/(Loss)* six months ended June 30, 2009
Futures contracts:
Currencies	(9,600)	$(14,616)	(9,600)	$(27,963)
Energy	(1,203,983)	(1,706,671)	(1,199,688)	(1,144,596)
Agriculture	(724,552)	51,019	(1,397,652)	(218,837)
Interest Rates	4,935,457	(2,712,415)	8,278,406	(2,687,327)
Indices	(1,502,977)	(29,489)	(1,874,127)	(351,556)
Metals	(646,335)	(1,413,845)	(1,153,979)	(1,661,063)
Total Futures contracts:	848,010	(5,826,017)	2,643,360	(6,091,342)

Forward currency contracts:	(550,078)	(1,581,483)	349,235	(2,386,435)

Total Net Trading Gain/(Loss)	$297,932	$(7,407,500)	$2,992,595	$(8,477,777)

* Includes both realized gains of $1,298,682 and $1,006,726 and net change in unrealized appreciation (depreciation) of ($1,010,304) and $1,958,340 for the three and six month period ended June 30, 2010 and is located in net trading gains (losses) in the Condensed Consolidated Statements of Operations. Amounts exclude foreign currency transaction and translation loss of $9,554 and $27,529 for the same period.

* Includes both realized losses of $7,670,948 and $5,351,236 and net change in unrealized appreciation (depreciation) of $263,448 and ($3,126,541) for the three and six month period ended June 30, 2009 and is located in net trading gains (losses) in the Condensed Consolidated Statements of Operations.

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

(3)           Related Party Transactions

2010

Prior to October 1, 2009, the Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month up until September 30, 2009 (see below). Starting October 1, 2009, the Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $76,263 and $34,453 and $152,115 and $78,149 for the three and six months ended June 30, 2010 and 2009, respectively, and accrued $24,655 and $10,322 owed to the Sponsor at June 30, 2010 and 2009, respectively.

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

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607

Total return after performance fee, from the commencement of operations through the period ended June 30, 2010
				15.98%	15.76%

(4)           Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $305,564 and $609,483 for the three and six months ended June 30, 2010, respectively, of which $98,786 was owed to the Trading Advisor at June 30, 2010.  For the three and six months ended June 30, 2009, the Series incurred management fees of $276,101 and $626,270. $82,717 was owed to the Trading Advisor at June 30, 2009.

Also, under a signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 for the three and six months ended June 30, 2010, respectively, of which $0 was owed to the Trading Advisor at June 30, 2010.  For the three and six months ended June 30, 2009, the Series incurred performance fees of $990 and 10,840.

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

(7)           Financial Highlights

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2010 and 2009, respectively in the table below.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended June 30, 2010 and 2009.  Total return is calculated as the change in the net asset value per share for the period ended June 30, 2010 and 2009 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended June 30, 2010 and 2009. Such ratios have been annualized, with the exception of the performance fee, and include brokerage commissions.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Members’ capital per Unit at beginning of period	$1,136.609	$1,339.665

Income from operations:
Net trading gain/(loss)	52.059	(189.380)
Net investment loss	(31.061)	(33.211)
Net change in Members’ capital per Unit from operations	20.998	(222.591)

Members’ capital per Unit at end of period	$1,157.607	$1,117.074

Total return:
Total return before performance fee	1.85%	(16.60%)
Performance fee	0.00%	(0.02%)
Total return after performance fee	1.85%	(16.62%)

Ratios to average Members’ capital
Net investment loss	(5.41%)	(5.77%)

Expenses:
Expenses	5.42%	5.76%
Performance fee	0.00%	0.02%
Total expenses	5.42%	5.78%

(8)         Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued.

Member Subscriptions and Redemptions

Subsequent to June 30, 2010, Members subscribed approximately $821,950 (of which $261,728 represents subscriptions received in advance as of June 30, 2010) and redeemed approximately $261,498 through the issue date of the financial statements on August 13, 2010.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through June 30, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis. The Series incurred redemptions of $5,333,204 (4,596.42 units) and $20,060,303 (15,775.42 units) for the six months ended June 30, 2010 and 2009, respectively, of which $362,725 remained unpaid and is included in redemptions payable to investors in the Series at June 30, 2010.

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

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Series is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and seeks to control market risk within limits at both sector and portfolio levels.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of June 30, 2010, the Series had a capitalization of $58,685,934 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending June 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended June 30, 2010 with a year-to-date return of 1.79%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

April 1, 2010 to June 30, 2010

The Series posted a 0.75% return for the month ending June 30, 2010, a gain (loss) of (0.94%) and 1.79% for the three and six months ended June 30, 2010 and an overall gain of 15.98% for the Series from the inception of trading on March 16, 2007 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 0.75% in June. Performance was driven by gains on long positions in fixed income markets. Fixed income prices rallied, particularly towards the end of the month as investors questioned the sustainability of global growth given the poor economic data out of the US, Japan, China and concerns about the creditworthiness of European banks and governments. The commitment of central banks to keep rates at current levels also helped boost the price of interest rate futures. The currencies sector was the worst performer as losses on the short Swiss Franc and Sterling exposures offset small gains on the short Euro exposure. The Swiss National Bank decided that deflationary risks were no longer a threat and stopped limiting the Swiss Franc’s strength, whilst in the United Kingdom the emergency budget and commentary surrounding it caused Sterling to strengthen against the US Dollar. In agriculturals, NYMEX front-month coffee futures rallied 22% over the course of June, to the detriment of the Fund’s short positioning. Price action was driven by concerns about global supply. In energies, natural gas prices rallied in the first half of the month due to a combination of short covering and bullish inventory data.

The Series posted a (3.23%) loss for the month ending May 31, 2010, a 1.04% return for the year to date as of May 31, 2010 and an overall gain of 15.12% for the Series from the inception of trading on March 16, 2007 to May 31, 2010 (not annualized).

The Series finished May with a return of (3.23%). The bulk of the negative performance arose in the first week of the month when a sell-off in risky assets such as stock indices and commodities hurt the Series’ generally long exposures in these sectors. Fears of contagion in the European debt crisis drove stock markets downwards, helped by the intraday volatility seen in US indices on the 6th of May caused by an alleged trading irregularity. Energy markets also fell back sharply during this period and these two sectors finished as the Series’ worst performers for the month. Their performance impact for the remainder of the month was relatively muted as smaller position sizes mitigated the impact of the continued volatility. Performance in industrial metals followed a similar pattern, but was partly offset by profits in Gold which made new highs mid-month. Fixed Income markets also saw positive performance throughout the month as the general risk aversion saw these markets rally strongly. The best performances came from long positions in European and UK markets at both ends of the curve. Significant dispersion was seen from currency trading. The strengthening US Dollar yielded good profits for long positions against the major European currencies but these were offset by losses elsewhere in the sector, most notably against the Australian Dollar.

The Series posted a 1.61% return for the month ending April 30, 2010, a 4.41% return for the year to date as of April 30, 2010 and an overall gain of 18.96% for the Series from the inception of trading on March 16, 2007 to April 30, 2010 (not annualized).

The Series returned 1.61% in April. The month was characterized by competing drivers of returns. Strong economic data and positive earnings announcements aided long stock positions in the early part of the month but these gains were largely given back as sentiment reversed following the announcement of SEC charges against Goldman Sachs and sovereign credit downgrades in Europe. The latter events however provided good opportunities for the Series’ long fixed income positions, notably in Europe and Japan. Positive returns in currency markets were driven by a weakening Euro and emerging market exposure. Performance in commodities was mixed. The Series benefited from continuing rises in oil markets but incurred modest losses in the other commodity sectors Agricultural markets painted a mixed picture with gains on short positions in sugar being offset by losses on short grains' exposures. Base metals declined following more bearish economic sentiment towards the end of the month resulting in small losses on long positions in aluminum and copper.

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

The Series posted a 2.27% return for the month ending February 28, 2010, a (0.69%) loss for the year to date as of February 28, 2010 and an overall gain of 13.15% for the Series from the inception of trading on March 16, 2007 to February 28, 2010 (not annualized).

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

The Series posted a (2.89%) loss for the month of January 2010 and an overall gain of 10.64% for the Series from the inception of trading on March 16, 2007 to January 31, 2010 (not annualized).

The Series finished January with a loss of (2.89%). After positive performance in the first two weeks of the year, a reversal in investor risk appetite was the primary factor resulting in a loss for the calendar month. The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending.

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

The Series ended June 30, 2009 with a year-to-date negative return of (16.56%), based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

April 1, 2009 to June 30, 2009

The Series posted an (8.30%) loss for the month ending June 30, 2009, a loss of (14.02%) and (16.56%), respectively for the three and six months ended June 30, 2009 and an overall gain of 12.12% for the Series since the inception of trading on March 16, 2007 (not annualized).

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

The Series posted a (3.07%) loss for the month of May 2009, a (9.00%) loss for the year to date as of May 31, 2009 and an overall gain of 22.27% from the inception of trading on March 16, 2007 to May 31, 2009 (not annualized).

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

The Series posted a (3.26%) loss for the month of April 2009, a (6.12%) loss for the year to date as of April 30, 2009 and an overall gain of 26.14% from the inception of trading on March 16, 2007 to April 30, 2009 (not annualized).

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

The Series ended March 31, 2009 with a year-to-date loss of (2.95%), based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

January 1, 2009 to March 31, 2009

The Series posted a (3.62%) loss for the month ending March 31, 2009, a (2.95%) loss for the three months ended March 31, 2009 and an overall gain of 30.40% for the Series from the inception of trading on March 16, 2007 to March 31, 2009 (not annualized).

The Series experienced challenging market conditions in March, posting a (3.62%) loss for the month. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Series’ short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9, 2009.  The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Series’ long positions performed positively in fixed income sectors. In currencies, the announcement of the Treasury’s new plans resulted in the U.S. Dollar weakening against major currencies and consequently a give-back of some of the profits the Series had generated on the back of U.S. Dollar strength since the third quarter of 2008.  U.S. Dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Series’ short positions.  This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally.  Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Series’ long positioning.  Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it would not cut output.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the second quarter of 2010:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

April 30, 2010	1,156.80	1,189.601
May 31, 2010	1,535.84	1,151.212
June 30, 2010	312.74	1,159.824

Total	3,005.39

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

Dated: August 13, 2010

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer