Form 10-Q
period 2010-09-30
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2010-11-15
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

___________________

FORM 10-Q

___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number: 000-52192
___________________

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
Yes ☐ No ☒

ii

ALPHAMETRIX FUTURES LLC (ASPECT SERIES)

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2010 ON FORM 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION
		1
Item 1.	FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Condition (unaudited)
Condensed Consolidated Schedules of Investments (unaudited)
Condensed Consolidated Statements of Operations (unaudited)
Condensed Consolidated Statements of Changes in Members’ Capital (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 4T.	CONTROLS AND PROCEDURES	28
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		31

 iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES) Condensed Consolidated Statements of Financial Condition (Unaudited)

	September 30, 2010	December 31, 2009

Assets
Equity in commodity trading account at clearing broker:
Cash, net	$58,761,716	$62,722,219
Unrealized appreciation/(depreciation) on open contracts, net	3,563,985	(287,319)
	62,325,701	62,434,900

Cash at bank	8,020,563	2,352,489
Total assets	$70,346,264	$64,787,389

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$5,006	$5,006
Accrued sales commission	105,108	103,466
Accrued sponsor's fee	26,277	25,866
Accrued management fees	105,498	103,642
Accrued performance fees	185,499	-
Accrued operating costs and administrative fees	222,497	161,161
Interest payable, net	2,596	-
Subscriptions received in advance	1,880,964	688,593
Redemptions payable	68,896	2,294,686
Total liabilities	2,602,341	3,382,420

Members’ Capital
Members (51,336.38 and 52,347.66 units outstanding at September 30, 2010
and December 31, 2009, respectively, unlimited units authorized)	62,759,106	59,498,830
Sponsor (8.12 units outstanding at September 30, 2010 and December 31, 2009,
unlimited units authorized)	9,927	9,231
Total Aspect Series members' capital	62,769,033	59,508,061
Noncontrolling interest	4,974,890	1,896,908
Total members’ capital	67,743,923	61,404,969

Total liabilities and members’ capital	$70,346,264	$64,787,389

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Schedules of Investments
(Unaudited)

	As of September 30, 2010			As of December 31, 2009
	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital			Net Unrealized Appreciation / (Depreciation) on Open Contracts

						Number of Contracts
FUTURES CONTRACTS:
Long Contracts
Domestic
Agriculture	0.95%	508	$638,535	0.82%		310	$503,864
Energy	-	-	-	0.29		92	175,913
Interest Rates	1.00	834	679,186	(0.82)		474	(505,756)
Metals	1.11	99	754,352	(0.92)		91	(567,985)
Indices	0.12	136	82,692	0.26		196	161,414
Currency	-	2	1,762	(0.02)		2	(14,700)
Foreign
Agriculture	0.04	98	25,021	0.14		55	87,767
Indices	(0.03)	223	(17,995)	0.54		348	332,218
Interest Rates	0.88	1,667	596,451	(0.83)		1,936	(508,277)
Metals	0.32	62	213,302	0.48		137	295,887
Currency	-	-	-	-		3	73
	4.39%		2,973,306	(0.06)%			(39,582)
Short Contracts
Domestic
Agriculture	(0.04)	43	(28,565)	(0.03)		173	(20,498)
Energy	(0.49)	194	(340,103)	0.06		11	35,290
Interest Rates	-	-	-	-		14	2,732
Indices	(0.01)	4	(5,400)	-		-	-
Metals	-	-	-	-		-	-

Foreign
Agriculture	(0.01)	35	(6,471)	-		36	1,022
Indices	(0.08)	32	(53,183)	-		-	-
Interest Rates	(0.02)	208	(11,382)	0.03		85	16,133
Metals	(0.02)	2	(11,563)	(0.08)		10	(49,512)
	-0.67%		(456,667)	(0.02)%			(14,833)

Total futures contracts	3.72		2,516,639	(0.08)			(54,415)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.99	-	671,070	(0.12)		-	(73,476)
Total forward currency contracts short	0.55	-	376,276	(0.26)		-	(159,428)

Total forward currency contracts	1.54	-	1,047,346	(0.38)		-	(232,904)
Net unrealized appreciation / (depreciation) on open contracts
	5.26%		$3,563,985	(0.46	) %		$(287,319)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Operations
(Unaudited)

	July 1, 2010 through September 30, 2010	July 1, 2009 through September 30, 2009	January 1, 2010 through September 30, 2010	January 1, 2009 through September 30, 2009

Trading gains (losses):
Net realized gain (loss)	$2,814,111	$777,822	$3,820,837	$(4,573,414)
Net change in unrealized appreciation /
(depreciation) on open contracts	1,890,189	3,040,248	3,848,529	(86,293)
Brokerage commissions	(28,652)	(136,937)	(88,440)	(324,106)
Net trading gains (losses)	4,675,648	3,681,133	7,580,926	(4,983,813)

Investment income:
Interest income	2,645	344	5,502	3,478
Total investment income	2,645	344	5,502	3,478

Expenses:
Sales commissions	305,890	298,505	914,350	923,693
Sponsor’s fee	76,472	37,313	228,587	115,462
Management fees	306,710	299,015	916,193	925,286
Performance fees	185,499	-	185,499	10,840
Interest expense	5,115	7,199	12,735	24,021
Operating costs and administrative fees	103,620	106,014	310,574	322,774
Total expenses	983,306	748,046	2,567,938	2,322,076

Net investment income (loss)	(980,661)	(747,702)	(2,562,436)	(2,318,598)

Net income (loss)	$3,694,987	$2,933,431	5,018,490	$(7,302,411)

Less: Net income (loss) attributable to noncontrolling interest	373,880	-	532,546	-

Net income (loss) attributable to Aspect Series	$3,321,107	$2,933,431	$4,485,944	$(7,302,411)

Net income (loss) per unit:
Weighted average number of units outstanding	51,104.94	49,903.26	52,186.45	48,736.86
Net income (loss) per weighted average unit	$64.986	$58.782	$85.960	$(149.833)

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
Condensed Consolidated Statements of Changes in Members’ Capital
For the nine months ended September 30, 2010 and 2009
(Unaudited)

For the nine months ended September 30, 2010
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78
Members’ subscriptions	4,847,469	4,206.07	-	-		n/a	4,847,469	4,206.07
Members’ redemptions	(6,072,441)	(5,217.35)	-	-	-	n/a	(6,072,441)	(5,217.35)
Sale of noncontrolling interest	-	-	-	-	2,545,436	n/a	2,545,436	-
Net income (loss)	4,485,248	-	696	-	532,546	n/a	5,018,490	-
Members’ capital at September 30, 2010	$62,759,106	51,336.38	$9,927	8.12	$4,974,890	n/a	$67,743,923	51,344.50

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	85.898		85.898
Net asset value per unit at September 30, 2010	$1,222.507		$1,222.507

For the nine months ended September 30, 2009
	Members		Sponsor		Noncontrolling Interest		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12		n/a	$71,005,529	53,002.45
Members’ subscriptions	22,134,629	19,000.87	-	-		n/a	22,134,629	19,000.87
Members’ redemptions	(20,552,393)	(16,205.77)	-	-		n/a	(20,552,393)	(16,205.77)
Net income (loss)	(7,301,034)	-	(1,377)	-		n/a	(7,302,411)	-
Members’ capital at September 30, 2009	$65,275,853	55,789.43	$9,501	8.12	-	n/a	$65,285,354	55,797.55

Net asset value per unit at January 1, 2009	$1,339.665		$1,339.665				$1,339.665
Change in net asset value per unit	(169.625)		(169.625)				(169.625)
Net asset value per unit at September 30, 2009	$1,170.040		$1,170.040				$1,170.040

See accompanying notes to condensed consolidated financial statements.

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Series engages in the speculative trading of futures and other derivatives on underlying interests including bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Series. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Series’ clearing broker, although the Series may execute foreign exchange trades through another foreign exchange clearing broker at any time (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009).  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on October 26, 2006 and commenced trading on March 16, 2007.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of September 30, 2010 (unaudited) and December 31, 2009 and the results of its operations for the three and nine months ended September 30, 2010 and 2009 (unaudited). These condensed consolidated financial statements present the results of interim periods and do not include all disclosures normally provided in annual consolidated financial statements. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited consolidated financial statements as of December 31, 2009.

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

Revenue Recognition

Commodity futures and forward contract transactions are recorded on the trade date, and open contracts are reflected in net unrealized appreciation (depreciation) on open contracts in the Condensed Consolidated Statements of Financial Condition as the difference between the original contract value and the fair value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the consolidated financial statements. The net change in unrealized profit (loss) on open contracts from one period to the next is reflected in the net change in unrealized appreciation (depreciation) on open contracts in the Condensed Consolidated Statements of Operations.  Realized gains and losses on futures and forward currency contracts are recognized when contracts are closed. Interest income is recognized on an accrual basis.

Foreign Currency Transactions

The Series’ functional currency is the USD (“USD”); however, it transacts business in the USD and in currencies other than the USD.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Assets and liabilities denominated in currencies other than the USD are translated into USD at the rates in effect at the date of the Condensed Consolidated Statements of Financial Condition.  Income and expense items denominated in currencies other than the USD are translated into USD at the rates in effect during the period.  Gains and losses resulting from the translation into USD are included with the net realized gain (loss) and net change in unrealized appreciation (depreciation) on open contracts in the Condensed Consolidated Statements of Operations.

Cash at the Clearing Broker

The Series holds various currencies at the Clearing Broker, of which approximately $58,761,716 is held in USD. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD.  On September 30, 2010, the Series held positive amounts of Canadian Dollars, British Pounds, Hong Kong Dollars, Malaysian Ringgit, Swedish Krona, Singapore Dollars, and USD, and negative amounts of Australian Dollars, Euros, Japanese Yen, and South African Rand. A portion of this cash is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of September 30, 2010, was restricted cash for margin requirements of $6,231,112. This cash becomes unrestricted if the underlying positions it supports are liquidated.

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

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. The following table provides the fair value measurements of applicable Series’ assets and liabilities by level within the fair value hierarchy as of September 30, 2010. These assets are measured on a recurring basis.

	Fair Value Measurements at Reporting Date Using

Description	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Investments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures contracts
Agriculture	$742,811	$742,811	$-	$-
Currency	1,762	1,762		-
Energy	154,490	154,490	-	-
Indices	107,975	107,975	-	-
Interest Rates	1,618,119	1,618,119	-	-
Metals	967,654	967,654	-	-

Forward currency
Contracts	1,502,171	-	1,502,171	-

Total investment assets
at fair value	5,094,982	3,592,811	1,502,171	-

Liabilities
Futures contracts
Agriculture	(114,291)	(114,291)	-	-
Energy	(494,593)	(494,593)
Indices	(101,861)	(101,861)	-	-
Interest Rates	(353,864)	(353,864)	-	-
Metals	(11,563)	(11,563)	-	-

Forward currency
contracts	(454,825)	-	(454,825)	-

Total investment liabilities
at fair value	(1,530,997)	(1,076,172)	(454,825)	-

Total investment assets at
fair value – net	$3,563,985	$2,516,639	$1,047,346	$-

		Fair Value Measurements at Reporting Date Using

Description		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Investments	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures contracts
Agriculture	$712,178	$712,178	$-	$-
Currency	97	97	-	-
Energy	218,571	218,571	-	-
Indices	519,159	519,159	-	-
Interest	357,059	357,059	-	-
Metals	389,697	389,697	-	-

Forward currency
contracts	449,173	-	449,173	-

Total investment assets
at fair value	2,645,934	2,196,761	449,173	-

Liabilities
Futures contracts
Agriculture	(140,023)	(140,023)	-	-
Currency	(14,724)	(14,724)	-	-
Energy	(7,368)	(7,368)	-	-
Indices	(25,527)	(25,527)	-	-
Interest	(1,352,227)	(1,352,227)	-	-
Metals	(711,307)	(711,307)	-	-

Forward currency
contracts	(682,077)	-	(682,077)	-

Total investment liabilities
at fair value	(2,933,253)	(2,251,176)	(682,077)	-

Total investment assets at
fair value - net	$(287,319)	$(54,415)	$(232,904)	$-

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

The Series deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and over-the-counter (“OTC”) derivative contracts including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities.  During the nine months ended September 30, 2010, the Series had net trading gain/(loss), including both realized and unrealized gains/(losses) in the following sectors:

Energy - As of September 30, 2010, the Series held 194 short contracts with a notional value of $13,304,658.  The Series had exposure to the gasoline, heating and crude oil, and natural gas markets.

Agriculture - As of September 30, 2010, the Series held 606 long agriculture contracts with a notional value of $18,340,737, and 78 short contracts with a notional value of $2,427,268. The Series held positions in soybeans, livestock, orange juice, cotton, canola and palm oil, cocoa, oat, wheat, corn, and sugar.

Interest Rates - As of September 30, 2010, the Series held 2,501 long interest rate contracts with a notional value of $566,600,287, and 208 short contracts with a notional value of $176,314,122. The Series had its largest exposure in the short-term interest rate markets.  This exposure was concentrated primarily in the North American and European markets, with smaller allocations of the contracts in the Australian and Japanese interest rate markets.

Indices - As of September 30, 2010, the Series held 359 long index contracts with a notional value of $17,335,274, and 36 short contracts with a notional value of $2,627,907. The Series held positions on exchanges in the U.S., Australian, South African, Hong Kong, Japanese, and European markets.

Metals - As of September 30, 2010, the Series held 161 long metals contracts with a notional value of $17,073,614 and 2 short metals contracts with a notional value of $117,475. Within industrial metals, the Series held positions in copper, nickel, lead, zinc, lead, and aluminum. Within the precious metal market, the Series had exposure to the gold, silver, and platinum markets.

Forward Currency Contracts - As of September 30, 2010, the Series held forwards in Canadian Dollars, Swiss Francs, Euros, Japanese Yen, Mexican Pesos, Norwegian Krone, Singapore Dollars, Australian Dollars, British Pounds, New Zealand Dollars, and South African Rand.  The notional value of the long forward contracts is $64,627,935, while the notional value of the short contracts is $63,580,589.

During the three and nine months ended September 30, 2010, the Series made 19,219 and 54,893 transactions.

The following table presents the fair value of open futures and forward currency contracts as an asset derivative if in a gain position and a liability derivative if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward currency contracts are subject to master netting agreements and qualify for net presentation in the Condensed Consolidated Statements of Financial Condition in accordance with ASC 815.

As of September 30, 2010	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*
Agriculture contracts	$742,811	$(114,291)
Currency contracts	1,762	-
Energy contracts	154,490	(494,593)
Indices contracts	107,975	(101,861)
Forward currency contracts	1,502,171	(454,825)
Interest rate contracts	1,618,119	(353,864)
Metals contracts	967,654	(11,563)

Total derivatives not designated as
hedging instruments under ASC 815	$5,094,982	$(1,530,997)

*Located in unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

As of December 31, 2009

	Asset Derivatives Fair Value*	Liability Derivatives Fair Value*
Agriculture contracts	$712,178	$(140,023)
Currency contracts	97	(14,724)
Energy contracts	218,571	(7,368)
Indices contracts	519,159	(25,527)
Forward currency contracts	449,173	(682,077)
Interest rate contracts	357,059	(1,352,227)
Metal contracts	389,697	(711,307)

Total derivatives not designated as
hedging instruments under ASC 815	$2,645,934	$(2,933,253)

*Located in unrealized appreciation/(depreciation) on open contracts, net in the Condensed Consolidated Statements of Financial Condition

The effect of trading futures and forward currency contracts on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is detailed below:

	Net Trading Gain/(Loss)*	Net Trading Gain/(Loss)**	Net Trading Gain/(Loss)*	Net Trading Gain/(Loss)**
	three months ended September 30, 2010	three months ended September 30, 2009	nine months ended September 30, 2010	nine months ended September 30, 2009
Futures contracts:
Currencies	$13,319	$(37,967)	$3,719	$(65,931)
Energy	(1,163,805)	(705,257)	(2,363,492)	(1,849,852)
Agriculture	372,703	560,915	(1,024,949)	342,077
Interest rates	3,889,388	2,015,400	12,167,793	(671,926)
Indices	(550,275)	679,292	(2,424,402)	327,736
Metals	524,536	607,842	(629,443)	(1,053,221)
Total Futures contracts:	3,085,866	3,120,225	5,729,226	(2,971,117)

Forward currency contracts:	1,624,372	697,845	1,973,607	(1,688,590)

Total Net Trading Gain/(Loss)	$4,710,238	$3,818,070	$7,702,833	$(4,659,707)

* Includes both realized gains of $2,814,111 and $3,820,837 and net change in unrealized appreciation / (depreciation) of $1,890,189 and $3,848,529 for the three and nine month period ended September 30, 2010 and is located in net trading gains (losses) in the Condensed Consolidated Statements of Operations. Amounts exclude foreign currency transaction and translation loss of $5,938 and $33,467 for the same periods.

** Includes both realized gains (losses) of $777,822 and ($4,573,414) and net change in unrealized appreciation / (depreciation) of $3,040,248 and ($86,293) for the three and nine month period ended September 30, 2009 and is located in net trading gains (losses) in the Condensed Consolidated Statements of Operations.

Income Taxes

As the Series is classified as a partnership for income tax purposes, no provision has been made in the accompanying Condensed Consolidated Financial Statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

In July 2006, FASB issued certain provisions of ASC Topic 740 (“ASC 740”), Income Taxes, related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-than-likely-than-not threshold would be recorded as a tax expense in the current year. Management has adopted certain provisions of ASC 740, and the Series recognized no liability in connection with ASC 740. The Series is subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for all tax years since inception.

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

(3)        Related Party Transactions

2010

Prior to October 1, 2009, the Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month up until September 30, 2009 (see below). Starting October 1, 2009, the Sponsor receives a monthly sponsor fee of 0.04167 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $76,472 and $228,587 and $37,313 and $115,462 for the three and nine months ended September 30, 2010 and 2009, respectively, and accrued $26,277 and $13,672 owed to the Sponsor at September 30, 2010 and 2009, respectively.

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

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level.  As described in the Disclosure Document, the Series reimbursed the former sponsor for these costs.  For financial reporting purposes in conformity with U.S. GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of

March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”).  For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.00	$1,000.00
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,033	51,344.50	1,224.372	1,222.507

Total return after performance fee, from the commencement of operations through the period ended September 30, 2010
				22.44%	22.25%
* Commencement of operations of the Series was March 16, 2007

(4)        Advisory Agreement

Under a signed agreement, the Trading Advisor receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $306,710 and $916,193 for the three and nine months ended September 30, 2010, respectively, of which $105,498 was owed to the Trading Advisor at September 30, 2010.  For the three and nine months ended September 30, 2009, the Series incurred management fees of $299,015 and $925,286, respectively, of which $109,565 was owed to the Trading Advisor at September 30, 2009.

Also, under a signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $185,499 for the three and nine months ended September 30, 2010, respectively, of which $185,499 was owed to the Trading Advisor at September 30, 2010.  For the three and nine months ended September 30, 2009, the Series incurred performance fees of $0 and $10,840, respectively.

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

(6)        Trading Activities and Related Market and Credit Risk

The Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts. This includes both financial and non-financial contracts held as part of a diversified trading strategy. The Series is exposed to both market risk and credit risk. Derivative financial instruments speculatively traded by the Series can include U.S. and foreign futures and options on futures contracts, exchange for physical transactions, forward currency contracts and swap contracts (collectively, “derivatives”) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or over the counter. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps, and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain as reported in the Condensed Consolidated Statements of Financial Condition for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. This netting basis is executed across products and cash collateral when these provisions are specified in the netting agreement.

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

(7)        Financial Highlights

The following financial highlights show the Series’ financial performance for the nine months ended September 30, 2010 and 2009, respectively in the table below.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the Condensed Consolidated financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended September 30, 2010 and 2009.  Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2010 and 2009 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the nine months ended September 30, 2010 and 2009. Such ratios have been annualized, with the exception of the performance fee, and include brokerage commissions.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Members’ capital per Unit at beginning of period	$1,136.609	$1,339.665

Income from operations:
Net trading gain/(loss)	136.569	(122.051)
Net investment loss	(50.671)	(47.574)
Net change in Members’ capital per Unit from operations	85.898	(169.625)

Members’ capital per Unit at end of period	$1,222.507	$1,170.040

Total return:
Total return before performance fee	7.87%	(12.65%)
Performance fee	(0.31%)	(0.02%)
Total return after performance fee	7.56%	(12.67%)

Ratios to average Members’ capital
Net investment loss	(5.71%)	(5.84%)

Expenses:
Expenses	5.42%	5.83%
Performance fee	0.31%	0.02%
Total expenses	5.73%	5.85%

(8)        Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued.

Member Subscriptions and Redemptions

Subsequent to September 30, 2010, Members subscribed approximately $2,205,464 (of which $1,880,964 represents subscriptions received in advance as of September 30, 2010) and redeemed approximately $888,302 through the issue date of the financial statements on November 12, 2010.

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

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing fair value, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on March 16, 2007 through September 30, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis. The Series incurred redemptions of $6,072,441.40 (5,217.35 units) and $20,552,393 (16,205.77 units) for the nine months ended September 30, 2010 and 2009, respectively, of which $68,896 remained unpaid and is included in redemptions payable to investors in the Series at September 30, 2010.

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

The Series may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Series contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Series’ satisfaction of the obligations may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition of the Series.

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

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments on a variety of underlying interests including but not limited to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification.  The Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

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

The Series’ account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Broker, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the USD; and (g) the particular futures contracts traded by the Series’ account.  Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck Limited), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 100 employees and managed approximately $3.6 billion as of December 31, 2009.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator.  The Trading Advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of September 30, 2010, the Series had a capitalization of $62,864,771 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending September 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ending September 30, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended September 30, 2010 with a year-to-date return of 7.46%, based on the net asset value for all other purposes (see “Notes to Consolidated Financial Statements – (3) Related Party Transactions”).

July 1, 2010 to September 30, 2010

The Series posted a 0.56% return for the month ending September 30, 2010, a gain (loss) of 5.57% and 7.46% for the three and nine months ended September 30, 2010 and an overall gain of 22.44% for the Series from the inception of trading on March 16, 2007 through September 30, 2010 (not annualized and based on net asset value per unit for all other purposes).

The Program returned 0.56% in September. The month started with investor optimism following strong manufacturing numbers out of China and the United States. Consequently, fixed income markets sold off, to the detriment of the Program’s long positions, while equity markets rallied. However, the prices of U.S. bonds recovered following the U.S. Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing. Similarly, Japanese Government bond prices also recovered following the Bank of Japan’s mid-month market action in an effort to weaken the Yen. Against this backdrop, the USD declined to the benefit of the Program’s net short positioning, particularly against commodity currencies and the Swiss Franc. Long positions in emerging market currencies also contributed positively. Performance in commodities was mixed. Strong performance in agriculturals was driven by gains on long positions in cotton, the soy complex, sugar and corn. Grain prices rallied after delays in the U.S. harvest and poor crop yields; cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops. In energies, oil prices gained on the back of a weaker USD and an unexpected drop in inventories towards the end of the month, to the detriment of the Program's short positioning. Lastly, performance in metals was largely driven by gains from gold and silver, whose prices rallied on the back of safe-haven buying.

The Series posted a 6.67% gain for the month ending August 31, 2010, a 6.86% return for the year to date as of August 31, 2010 and an overall gain of 21.76% for the Series from the inception of trading on March 16, 2007 to August 31, 2010 (not annualized).

The Series had a strong August and returned 6.67%. Performance was largely driven by the long positions held by the Series in fixed income, particularly bonds. August was characterised by risk-aversion in markets, which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. Consequently, the majority of global stock markets sold off and posted losses for the month. Against this backdrop, fixed income markets rallied worldwide and the USD strengthened. Losses on the Program’s net short exposure to the USD were partially offset by gains on long exposures to other safe-haven currencies, namely, the Swiss Franc and the Japanese Yen. The Yen hit 15-year highs in August and the Bank of Japan met several times to discuss the Yen’s strength. In energies, gains on short positions in crude oil and natural gas were reduced by variable exposures to gas oil and reformulated gasoline. Crude oil and natural gas prices declined as a result of the weaker growth outlook and risk aversion. Natural gas was further affected by bearish inventory data. Performance in agriculturals was largely driven by losses on long positions in Robusta coffee. After rangebound behavior for most of the month, prices pulled back sharply on the 24th following strong export numbers out of Vietnam.

The Series posted a 1.59% loss for the month ending July 31, 2010, a 0.18% return for the year to date as of July 31, 2010 and an overall gain of 14.14% for the Series from the inception of trading on March 16, 2007 to July 31, 2010 (not annualized).

The Series finished July with a return of (1.59%). In a similar pattern to recent months, positive performance was seen in currency markets and from long positions in fixed income despite volatility towards the end of the month. However, short exposures in equities and commodities experienced losses as these sectors generally rallied, reversing the downward trends of previous months. The fixed income performance was driven by the U.S. and U.K. markets. In the United States, weaker than expected economic data released in the middle of the month pushed both government bonds and short term interest rate futures higher. In the United Kingdom, the trend was briefly derailed by unexpectedly strong gross domestic product (“GDP”) figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates. Global equity markets rallied sharply, helped by strong earnings results and economic data in Europe and the United Kingdom, as well as the relatively benign impact of the EU banks' stress testing results. Energy and base metal markets also joined in this rally, hurting the Series’ short exposures, especially in zinc. By contrast, the gold price fell back in July as economic worries waned, causing some giveback of recent profits. Finally, agriculturals produced mixed results. The short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine. However, long exposure in coffee profited as prices reached a 12-year high.

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

April 1, 2010 to June 30, 2010

The Series posted a 0.75% return for the month ending June 30, 2010, a gain (loss) of (0.94%) and 1.79% for the three and six months ended June 30, 2010 and an overall gain of 15.98% for the Series from the inception of trading on March 16, 2007 through June 30, 2010 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 0.75% in June. Performance was driven by gains on long positions in fixed income markets. Fixed income prices rallied, particularly towards the end of the month as investors questioned the sustainability of global growth given the poor economic data out of the United States, Japan, China and concerns about the creditworthiness of European banks and governments. The commitment of central banks to keep rates at current levels also helped boost the price of interest rate futures. The currencies sector was the worst performer as losses on the short Swiss Franc and Sterling exposures offset small gains on the short Euro exposure. The Swiss National Bank decided that deflationary risks were no longer a threat and stopped limiting the Swiss Franc’s strength, while in the United Kingdom the emergency budget and commentary surrounding it caused Sterling to strengthen against the USD. In agriculturals, NYMEX front-month coffee futures rallied 22% over the course of June, to the detriment of the Fund’s short positioning. Price action was driven by concerns about global supply. In energies, natural gas prices rallied in the first half of the month due to a combination of short covering and bullish inventory data.

The Series posted a (3.23%) loss for the month ending May 31, 2010, a 1.04% return for the year to date as of May 31, 2010 and an overall gain of 15.12% for the Series from the inception of trading on March 16, 2007 to May 31, 2010 (not annualized).

The Series finished May with a return of (3.23%). The bulk of the negative performance arose in the first week of the month when a sell-off in risky assets such as stock indices and commodities hurt the Series’ generally long exposures in these sectors. Fears of contagion in the European debt crisis drove stock markets downwards, helped by the intraday volatility seen in U.S. indices on the 6th of May caused by an alleged trading irregularity. Energy markets also fell back sharply during this period and these two sectors finished as the Series’ worst performers for the month. Their performance impact for the remainder of the month was relatively muted as smaller position sizes mitigated the impact of the continued volatility. Performance in industrial metals followed a similar pattern, but was partly offset by profits in gold which made new highs mid-month. Fixed Income markets also saw positive performance throughout the month as the general risk aversion saw these markets rally strongly. The best performances came from long positions in European and U.K. markets at both ends of the curve. Significant dispersion was seen from currency trading. The strengthening USD yielded good profits for long positions against the major European currencies but these were offset by losses elsewhere in the sector, most notably against the Australian Dollar.

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

January 1, 2010 to March 31, 2010

The Series posted a 3.47% return for the month ending March 31, 2010, a gain of 2.76% for the three months ended March 31, 2010 and an overall gain of 17.08% for the Series from the inception of trading on March 16, 2007 through March 31, 2010 (not annualized and based on net asset value per unit for all other purposes).

The Series finished March with a net return of 3.47%. Data releases pointing to economic recovery drove the prices of risky assets higher, despite some continued concerns about European sovereign debt mid-month. Consequently, global stock markets rallied, producing good profits for the Series, and bond markets sold off. Japanese Government Bonds were the Series’ worst performer. In currencies, emerging market and commodity currencies strengthened against the USD to the benefit of the Series’ positions, while European interest rate markets were buoyed by concerns over Greece and poor economic data out of the United Kingdom. Commodities markets generally followed the direction of stock markets and finished the month higher. In energies, this resulted in positive performance on long positions in the oil complex, but the Series also profited on the short side from the decline in the natural gas price following milder weather in the United States and a build-up in inventories. In agricultural commodities, positive performance on short positions in corn and wheat was more than offset by losses in sugar and coffee. The sugar losses were incurred early in the month when prices fell to 11-week lows as the supply outlook improved. Good profits were seen in industrial metals, especially nickel which reached 22-month highs.

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

As a result the Series’ long positions in stock indices and the net short exposure to the USD saw losses.
Long positions in fixed income markets benefited from the move toward risk aversion, some U.K. data and comments by both the Bank of England and the European Central Bank. In addition, the strengthening USD and poorer growth outlook also resulted in many commodities markets selling off. This was particularly detrimental to the Series’ long positioning in the oil complex and industrial metals. Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the Unites States. In agriculturals, gains on the long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton.

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

July 1, 2009 to September 30, 2009

The Series posted a 2.69% return for the month ending September 30, 2009, a gain of 4.62% and a loss of 12.70% for the three and nine months ended September 30, 2009 and an overall gain of 17.29% for the Series from the inception of trading on March 16, 2007 through September 30, 2009 (not annualized).

September performance was driven by the financials and metals sectors as the Series posted a 2.69% return. Global stock markets started the month on the decline following some poor economic data from the United States and the UK. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the European Central Bank (“ECB”) indicating that the worst of the recession is over. However, the ECB also cautioned that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short-term rates, rallying as the likelihood of interest rate hikes was discounted. The currencies sector was the best performer as the USD sold off and the Dollar Index hit its lowest levels since September 2008. In commodities, the price of natural gas provided most of the volatility within the sector. Front month natural gas contracts eventually rallied by over 30% from 7-year lows following bullish inventory data and short covering. Consequently, the Series’ short position in this sector was its worst performer. The contribution from the metals sector was also volatile over the course of the month but finished positively. Precious metals drove strong gains within this sector with strong gains on long positions in gold and silver, which both rallied on the back of USD weakness.

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

The Series’ 1.70% loss in July was driven by a sell-off in the global equity markets at the start of the month in response to poor economic data in the United States. In addition, the ECB announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets. This benefited the Series’ long exposure to European bonds and short-term rates. However, investor sentiment changed mid-month as corporate earnings announcements across a broad range of industries exceeded analysts’ forecasts and drove stock markets higher.

Increased risk appetite in turn resulted in commodities markets rallying, the USD weakening and fixed income markets selling off. Consequently, the Series saw a reduction of the previous gains made in fixed income and its net short USD exposure also saw losses. The agricultural sector was the worst performer in July; the Series’ long positions in the soy complex suffered as grains sold off early in the month due to favorable weather conditions in the United States. In energies, short positions in natural gas continued to be profitable as mild weather and inventory build-ups pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets.

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

April 1, 2009 to June 30, 2009

The Series posted an (8.30%) loss for the month ending June 30, 2009, a loss of (14.02%) and (16.56%), respectively for the three and six months ended June 30, 2009 and an overall gain of 12.12% for the Series since the inception of trading on March 16, 2007 through June 30, 2009 (not annualized).

June was a difficult month for the Series. The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors. Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures. Consequently, the USD, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. Eurodollar, Short Sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Series’ long positions in these contracts. In response, the Series reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. The bonds sector saw some losses with the Series’ short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. In currencies, the losses in USD positions were compounded by losses in the Swiss Franc and Japanese Yen; these were partially offset by gains on the Series’ short Euro exposure. Commodities markets meanwhile rallied during the month. This benefited the Series’ long positions in agriculturals such as sugar and soymeal but resulted in losses on short positions in metals including aluminium.

The Series posted a (3.07%) loss for the month of May 2009, a (9.00%) loss for the year to date as of May 31, 2009 and an overall gain of 22.27% from the inception of trading on March 16, 2007 to May 31, 2009 (not annualized).

Performance in May was dominated by the energy sector, which saw sharp price movements against the Series' net short position. Positive economic releases continued to boost investor optimism and risk appetite, consequently global stock indices finished the month positively. The Series managed to capture this equity market strength, producing positive returns from most of the positions. Rallying equity markets were accompanied by a sell-off in fixed income markets. This benefited the Series’ short positions in several bond contracts, most notably Japanese and Australian government bonds. The interest rates sector also contributed positively to performance; increased liquidity within the financial sector helped short-term interest rate contracts to rally, particularly Euribor which was the second best contract for the month. Short Sterling also rallied following the latest UK inflation report however increased risk appetite resulted in a sell-off in the USD, which hit 2009 lows towards the end of the month and inflicted losses in the currencies sector. This weakening in the USD coupled with the improving global outlook prompted most commodity markets to rally. Prices of energies were further boosted by bullish inventory data, particularly in natural gas.

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

The Series experienced challenging market conditions in March, posting a (3.62%) loss for the month. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Series’ short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9, 2009.  The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Series’ long positions performed positively in fixed income sectors. In currencies, the announcement of the Treasury’s new plans resulted in the USD weakening against major currencies and consequently a give-back of some of the profits the Series had generated on the back of USD strength since the third quarter of 2008. USD weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Series’ short positions.  This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally.  Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Series’ long positioning.  Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it would not cut output.

The Series posted a 0.50% gain for the month of February 2009, a 0.70% gain for the year to date as of February 28, 2009 and an overall gain of 35.30% for the Series from the inception of trading on March 16, 2007 to February 28, 2009 (not annualized).

The Series performed positively during February 2009, posting an monthly return of 0.50%.  In comparison with prior months, returns were relatively muted overall.  The Series however still made profits in the majority of sectors.  The currencies sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish Krona and Canadian Dollar which offset losses in the Yen against the USD.  The Swedish Krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940.  The best performing sectors overall were stock indices and energies.  Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Series’ small short exposure.  In energies, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself.  Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets.  Fixed income markets were more mixed.  The longer end of the curve was generally profitable, with the exception of Australian bonds, however performance was dragged down by losses in shorter-dated Australian bills and especially in short Sterling, as quantitative easing started to seem more likely than further rate-cuts in the UK.

The Series posted a 0.20% gain for the month of January 2009 and an overall gain of 34.63% for the Series from the inception of trading on March 16, 2007 to January 31, 2009 (not annualized).

The Series performed positively during January 2009, posting a monthly return of 0.20%.  The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the 4th quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth.  This was particularly seen in European bond markets with UK Gilts and Bunds being two of the worst contracts this month. Conversely, the Series’ long positions in interest rates benefitted from the rate cut decisions of the Bank of England and the ECB. In currencies, the USD continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Series’ short exposure. The energies sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Series’ short positions.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity and interest income.

The Series’ assets are maintained at the Clearing Broker.  On assets held in USD, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points per annum.  In the case of non-USD instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points per annum (at current rates).  For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points per annum (at current rates).

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

Item 4:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Platform as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  The Series changed administrators on January 1, 2009, which resulted in changes to the Sponsor’s internal control over financial reporting with respect to the Platform and the Series.  None of these changes had a material impact on the internal controls of the Platform or the Series.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Platform’s most recent Form 10-K filed on March 31, 2010.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)           Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the third quarter of 2010:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

July 31, 2010	225.46	$1,141.411
August 31, 2010	339.19	$1,217.591
September 30, 2010	56.27	$1,224.372

Total	620.92

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
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November 2010.

Dated: November 15, 2010

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer