Form 10-K
period 2010-12-31
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2011-03-31
CIK 1373179

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number: 000-52192

ALPHAMETRIX MANAGED FUTURES LLC
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                                          Yes  No  

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

As of December 31, 2010 and 2009, units of limited liability company interest of the registrant with an aggregate net asset value of $63,839,812 and $59,498,830, respectively were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,310 and $9,231, respectively, were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Financial Statements and Report of Independent Registered Public Accounting Firm for the periods ended December 31, 2010 and December 31, 2009 are incorporated by reference into Part II, Item 8, and Part IV hereof and filed as Exhibit 13.01 herewith.

ALPHAMETRIX FUTURES LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

Table of Contents

		Page
PART I
Item 1.	BUSINESS	1
Item 1A. Item 1B.	RISK FACTORS UNRESOLVED STAFF COMMENTS	17
Item 2.	PROPERTIES	17
Item 3.	LEGAL PROCEEDINGS	17
Item 4.	(REMOVED AND RESERVED)	17

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18
Item 6.	SELECTED FINANCIAL DATA	19
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	26
Item 9A.	CONTROLS AND PROCEDURES	27
Item 9B.	OTHER INFORMATION	27

PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	28
Item 11.	EXECUTIVE COMPENSATION	30
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	30
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	31
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	32

SIGNATURES		S-1

PART I

Item 1:  Business

(a)           General Development of Business

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform” or “Fund”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”) and Registered Transfer Agent (“RTA”), and is a member of the National Futures Association (“NFA”). The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is the only “segregated series” of the Platform. Since the Aspect Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Platform and Aspect Series were changed from UBS Managed Futures LLC and UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC and AlphaMetrix Managed Futures LLC (Aspect Series), respectively. The Platform and Aspect Series are governed in accordance with the Confidential Disclosure Document. All capitalized terms used herein are defined in the Confidential Disclosure Document.

The Aspect Series invests a portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). Prior to December 31, 2010 the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. Therefore, as of and for the year ended December 31, 2010, the Aspect Series and the Master Fund are not consolidated. To be comparable, the financial statements for the year ended December 31, 2009 have been restated and separate financial statements for the Aspect Series and Master funds are presented. (See discussion below under Change in Accounting Principle.)

The Series, through its investment in the Master Fund, engages in the speculative trading of certain forwards, futures and other derivatives contracts on various bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Master Fund. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Master Fund’s clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009), although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

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

(c)           Narrative Description of Business

General

The Series invests a portion of its assets in the Master Fund. The Trading Advisor manages the assets of the Master Fund pursuant to its Aspect Diversified Program (the “Program”). The Program is a broadly diversified global trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including but not limited to forwards, futures and other derivatives contracts on certain bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification. The Program seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

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

The Master Fund’s account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Sponsor’s selection of the Clearing Broker, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. dollar; (g) the particular futures contracts traded by the Series’ account: (h) the leverage implemented; and (i) the interest rate earned on invested cash. Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

Change in Accounting Principle

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series will no longer consolidate non wholly owned Master Funds over which it has a controlling financial interest. Rather, Aspect Series will apply investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non wholly owned Master Fund over which it currently has a controlling financial interest.

The Sponsor acquired the Aspect Series on November 1, 2008. Prior to the Aspect Series’ acquisition by the Sponsor, the Aspect Series was the sole Feeder Fund (and thus the sole owner) of the Master Fund, and there was no expectation by the former sponsor to have any other investors in the Master Fund. The Aspect Series did not hold any investments other than its investment in the Master Fund. On December 1, 2009, subsequent to acquiring the Aspect Series, the Sponsor established a second fund to serve as a feeder to the Master Fund. Furthermore, the Sponsor believes that the establishment of additional segregated series (feeder funds) for the Platform is likely. Although the Aspect Series continues to maintain a significant controlling financial interest in the Master Fund, and thus consolidation of the Master Fund remains appropriate, the Sponsor believes the presentation for a Master fund-Feeder fund structure described in ASC 946 is preferable to such consolidated presentation. Specifically, the Sponsor observes that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one Feeder Fund and that such presentation provides users of the Aspect Series with a clearer depiction of its investment in the Master Fund. Furthermore, such presentation is consistent with the presentation method used by the Sponsor for all other Master fund-Feeder fund structures in which a Master Fund is not wholly owned by the Feeder Fund and for which it is the Sponsor.

As of and for the year ended December 31, 2010, the Aspect Series does not consolidate the Master Fund. Consistent with the requirements of ASC 250, Accounting Changes and Error Corrections, for the financial statements as of and for the year ended December 31, 2009, to be comparable; this change in accounting principle is being applied retrospectively as of January 1, 2009. Thus, the financial statements for the year ended December 31, 2009 have been restated and are presented under a Master fund-Feeder fund presentation. The impact of this change in accounting principle is described in the following paragraphs.

The effects of the changes upon the Statements of Financial Condition are as follows:

		2009
	As Originally Stated	As Adjusted	Effect of Change
ASSETS
Equity in commodity trading account at clearing broker
Cash	$62,722,219	$-	$(62,722,219)
Investments representing unrealized appreciation/(depreciation) on open contracts, net	(287,319)	-	287,319
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value		56,617,858	56,617,858
Receivable from AlphaMetrix Aspect Fund - MT0001		3,903,664	3,903,664
Cash at bank	2,352,489	2,262,341	(90,148)
Total Assets	$64,787, 389	$62,783,863	$(2,003,526)

LIABILITIES

REDEMPTIONS PAYABLE	$2,294,686	$2,294,686	$-

SUBSCRIPTIONS RECEIVED IN ADVANCE	688,593	688,593	-

PAYABLES:
Accrued brokerage commissions	5,006	5,006	-
Accrued sales commission	103,466	103,466	-
Accrued sponsor's fee	25,866	25,866	-
Accrued management fee	103,642	-	(103,642)
Accrued operating costs	161,161	158,185	(2,976)
Total Liabilities	3,382,420	3,275,802	(106,618)

MEMBERS' CAPITAL
Members	59,498,830	59,498,830	-
Sponsor	9,231	9,231	-
Total Aspect Series members' capital	59,508,061	59,508,061	-

Noncontrolling interest	1,896,908	-	(1,896,908)

Total Members’ Capital	61,404,969	59,508,061	(1,896,908)

Total Liabilities and Members’ Capital	$64,787,389	$62,783,863	$(2,003,526)

	2010

	As	As If	Effect of
	Reported	Consolidated	Change
ASSETS
Equity in commodity trading account at clearing broker
Cash	$-	$62,902,353	$62,902,353
Investments representing unrealized appreciation/(depreciation) on open contracts, net	-	3,649,994	3,649,994
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	59,446,550	-	(59,446,550)
Cash at bank	9,455,470	11,563,168	2,107,698
Prepaid Asset	4,271	4,271	-
Total Assets	$68,906,291	$78,119,786	$9,213,495

LIABILITIES

REDEMPTIONS PAYABLE	$3,245,432	$3,245,432	$-

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,427,344	1,427,344	-

PAYABLES:
Accrued brokerage commissions	-	-	-
Accrued sales commission	112,192	112,192	-
Accrued sponsor's fee	28,048	28,048	-
Accrued operating costs	243,153	245,007	1,854
Payable to trading advisor	-	974,920	974,920
Total Liabilities	5,056,169	6,032,943	976,774

MEMBERS' CAPITAL
Members	63,839,812	63,839,812	-
Sponsor	10,310	10,310	-
Total Aspect Series members' capital	63,850,122	63,850,122	-

Noncontrolling interest	-	8,236,721	8,236,721
Total Members’ Capital	63,850,122	72,086,843	8,236,721

Total Liabilities and Members’ Capital	$68,906,291	$78,119,786	$9,213,495

A Condensed Schedule of Investments was included in the financial statements prior to the restatement. However, subsequent to the change in accounting policy, a Condensed Schedule of Investments is not required as the investments are held by the Master Fund. The effects of the changes upon the Schedules of Investments are as follows:

	As Originally Reported				2009 As Adjusted			Effect of Change

	% of Members’ Capital		Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital		Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.86%		310	$503,864	0.00%	-	$-	(0.86	) %	(310)	$(503,864)
Energy	0.30		92	175,913	0.00	-	-	(0.30)		(92)	(175,913)
Interest Rates	(0.86)		474	(505,756)	0.00	-	-	0.86		(474)	505,756
Metals	(0.97)		91	(567,985)	0.00	-	-	0.97		(91)	567,985
Indices	0.28		196	161,414	0.00	-	-	(0.28)		(196)	(161,414)
Currency	(0.03)		2	(14,700)	0.00	-	-	0.03		(2)	14,700
Foreign
Agriculture	0.15		55	87,767	0.00	-	-	(0.15)		(55)	(87,767)
Indices	0.57		348	332,218	0.00	-	-	(0.57)		(348)	(332,218)
Interest Rates	(0.88)		1,936	(508,277)	0.00	-	-	0.88		(1,936)	508,277
Metals	0.51		137	295,887	0.00	-	-	(0.51)		(137)	(295,887)
Currency	0.00		3	73	0.00	-	-	0.00		(3)	(73)
	(0.07)			(39,582)	0.00		-	0.07			39,582
Short contracts
Domestic
Agriculture	(0.04)		173	(20,498)	0.00	-	-	0.04		(173)	20,498
Energy	0.06		11	35,290	0.00	-	-	(0.06)		(11)	(35,290)
Interest Rates	0.00		14	2,732	0.00	-	-	0.00		(14)	(2,732)
Foreign
Agriculture	0.00		36	1,022	0.00	-	-	0.00		(36)	(1,022)
Interest Rates	0.04		85	16,133	0.00	-	-	(0.04)		(85)	(16,133)
Metals	(0.08)		10	(49,512)	0.00	-	-	0.08		(10)	49,512
	(0.02)			(14,833)	0.00		-	0.02			14,833

Total futures contracts	(0.09)			(54,415)	0.00	-	-	0.09			54,415

FORWARD CURRENCY CONTRACTS:
Total forward currency
contracts long	(0.13)			(73,476)	0.00		-	0.13			73,476
Total forward currency
contracts short	(0.27)			(159,428)	0.00		-	0.27			159,428

Total forward currency
contracts	(0.40)			(232,904)	0.00		-	0.40			232,904

Net unrealized appreciation/(depreciation) on open contracts	(0.49	) %		$(287,319)	0.00%		$-	0.49%			$287,319

	As Reported			2010 As if Consolidated			Effect of Change

	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.00%	-	$-	1.45%	326	$1,043,200	1.45%	326	$1,043,200
Energy	0.00	-	-	0.46	167	334,546	0.46	167	334,546
Interest Rates	0.00	-	-	(0.05)	112	(39,769)	(0.05)	112	(39,769)
Metals	0.00	-	-	1.06	99	764,353	1.06	99	764,353
Indices	0.00	-	-	0.23	166	160,295	0.23	166	160,295
Currency	0.00	-	-	0.00	1	3,163	0.00	1	3,163
Foreign
Agriculture	0.00	-	-	0.03	69	22,836	0.03	69	22,836
Indices	0.00	-	-	0.00	296	2,266	0.00	296	2,266
Interest Rates	0.00	-	-	0.06	632	40,829	0.06	632	40,829
Metals	0.00	-	-	0.57	71	412,506	0.57	71	412,506
	0.00		-	3.81		2,744,225	3.81		2,744,225
Short contracts
Domestic
Agriculture	0.00	-	-	(0.01)	7	(9,920)	(0.01)	7	(9,920)
Energy	0.00	-	-	(0.14)	49	(98,910)	(0.14)	49	(98,910)
Interest Rates	0.00	-	-	(0.01)	8	(7,406)	(0.01)	8	(7,406)
Foreign
Indices	0.00	-	-	0.02	4	14,577	0.02	4	14,577
Interest Rates	0.00	-	-	(0.08)	220	(59,988)	(0.08)	220	(59,988)
Metals	0.00	-	-	(0.11)	15	(79,048)	(0.11)	15	(79,048)
	0.00		-	(0.33)		(240,695)	(0.33)		(240,695)

Total futures contracts	0.00		-	3.48		2,503,530	3.48		2,503,530

FORWARD CURRENCY CONTRACTS:
Total forward currency
contracts long	0.00		-	0.49		356,662	0.49		356,662
Total forward currency
contracts short	0.00		-	1.09		789,802	1.09		789,802

Total forward currency
contracts	0.00		-	1.58		1,146,464	1.58		1,146,464

Net unrealized appreciation/(depreciation) on open contracts	0.00%		$-	5.06%		$3,649,994	5.06%		$3,649,994

The effects of the changes upon the Statements of Operations are as follows:

	2009
	As Originally	As	Effect of
	Reported	Adjusted	Change
NET INVESTMENT INCOME ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$-	$5,307	$5,307
Trading costs	-	(361,142)	(361,142)
Interest expense	-	(37,379)	(37,379)
Bank fees	-	(1,572)	(1,572)
Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	-	(394,786)	(394,786)

Trading gains (losses):
Net realized gain (loss)	$(2,890,175)	$-	$2,890,175
Net change in unrealized
appreciation (depreciation) on open contracts	(3,000,525)	-	3,000,525
Brokerage commission	(361,683)	-	361,683
Net trading gains (losses)	(6,252,383)	-	6,252,383

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	6,892	2,943	(3,949)
Operating costs	(425,040)	(423,464)	1,576
Management fee	(1,243,076)	(1,243,076)	-
Performance fee	(10,840)	(10,840)	-
Sales commission	(1,240,937)	(1,240,937)	-
Sponsor’s fee	(194,773)	(194,773)	-
Interest expense	(36,097)	-	36,097
Net investment income (loss)	(3,143,871)	(3,110,147)	33,724

Total net investment income/(loss)	(3,505,554)	(3,504,933)	621

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	-	(2,885,058)	(2,885,058)
Net increase/(decrease) in unrealized appreciation/(depreciation)	-	(2,903,171)	(2,903,171)

Total realized and unrealized gain/(loss)
allocated from AlphaMetrix Aspect Fund - MT0001	-	(5,788,229)	(5,788,229)

	(9,396,254)	-	9,396,254

Less: Net income (loss) attributable to noncontrolling interest	(103,092)	-	103,092

Net income (loss) attributable to Aspect Series	$(9,293,162)	$-	$9,293,162

Net increase/(decrease) in net assets resulting from operations	$-	$(9,293,162)	$(9,293,162)

	2010
	As	As if	Effect of
	Reported	Consolidated	Change
NET INVESTMENT INCOME ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$200	$-	$(200)
Trading costs	(104,235)	-	104,235
Interest expense	(17,876)	-	17,876
Bank fees	(277)	-	277
Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	(122,188)	-	122,188

Trading gains (losses):
Net realized gain (loss)	$-	$8,357,445	$8,357,445
Net change in unrealized
appreciation (depreciation) on open contracts	-	3,936,310	3,936,310
Brokerage commission	-	(112,421)	(112,421)
Net trading gains (losses)	-	12,181,334	12,181,334

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	9,374	9,583	209
Operating costs	(409,142)	(409,444)	(302)
Management fee	(1,248,622)	(1,248,622)	-
Performance fee	(943,239)	(943,239)	-
Sales commission	(1,244,966)	(1,244,966)	-
Sponsor’s fee	(311,241)	(311,241)	-
Interest expense	-	(19,292)	(19,292)
Net investment income (loss)	(4,147,836)	(4,167,221)	(19,385)

Total net investment income/(loss)	(4,270,024)	-	4,270,024

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	7,634,806	-	(7,634,806)
Net increase/(decrease) in unrealized appreciation/(depreciation)	3,637,270	-	(3,637,270)

Total realized and unrealized gain/(loss)
allocated from AlphaMetrix Aspect Fund - MT0001	11,272,076	-	(11,272,076)

	-	8,014,113	8,014,113

Less: Net income (loss) attributable to noncontrolling interest	-	1,012,061	1,012,061

Net income (loss) attributable to Aspect Series	$-	$7,002,052	$7,002,052

Net increase/(decrease) in net assets resulting from operations	$7,002,052	$-	$(7,002,052)

The effects of the changes upon the Statements of Changes in Members’ Capital are as follows:

	2009

	As Originally Reported
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$-	n/a	$71,005,529	53,002.45	$71,005,529	53,002.45
Members' subscriptions	26,018,438	22,372.53	-	-	-	n/a	26,018,438	22,372.53	26,018,438	22,372.53
Members' redemptions	(28,222,744)	(23,019.20)	-	-	-	n/a	(28,222,744)	(23,019.20)	(28,222,744)	(23,019.20)
Noncontrolling interest	-	-	-	-	2,000,000	n/a	2,000,000	-	2,000,000	-
Net income/(loss)	(9,291,515)	-	(1,647)	-	(103,092)	n/a	(9,396,254)	-	(9,396,254)	-
Members' capital at December 31, 2009	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78	$61,404,969	52,355.78

Net asset value per unit at January 1, 2009	$1,339.665		$1,339.665
Change in net asset value per unit	(203.056)		(203.056)
Net asset value per unit at December 31, 2009	1,136.609		1,136.609

	As Adjusted
	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$71,005,529	53,002.45	$71,005,529	53,002.45
Members' subscriptions	26,018,438	22,372.53	-	-	26,018,438	22,372.53	26,018,438	22,372.53
Members' redemptions	(28,222,744)	(23,019.20)	-	-	(28,222,744)	(23,019.20)	(28,222,744)	(23,019.20)
Net investment income/(loss)	(3,504,376)	-	(557)	-	(3,504,933)	-	(3,504,933)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	(5,787,139)	-	(1,090)	-	(5,788,229)	-	(5,788,229)	-
Members' capital at December 31, 2009	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78

Net asset value per unit at January 1, 2009	$1,339.665		$1,339.665
Change in net asset value per unit	(203.056)		(203.056)
Net asset value per unit at December 31, 2009	1,136.609		1,136.609

	Effect of Change
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2009	$-	-	$-	-	$-	n/a	$-	-	$-	-
Members' subscriptions	-	-	-	-	-	n/a	-	-	-	-
Members' redemptions	-	-	-	-	-	n/a	-	-	-	-
Noncontrolling interest	-	-	-	-	(2,000,000)	n/a	(2,000,000)	-	(2,000,000)	-
Net investment income/(loss)	(3,504,376)	-	(557)	-	-	n/a	(3,504,933)	-	(3,504,933)	-
Net realized and unrealized gain/(loss)								-		-
allocated from AlphaMetrix								-		-
Aspect Fund - MT0001	(5,787,139)	-	(1,090)	-	-	n/a	(5,788,229)	-	(5,788,229)	-
Net income/(loss)	9,291,515	-	1,647	-	103,092	n/a	9,396,254	-	9,396,254	-
Members' capital at December 31, 2009	$-	-	$-	-	$(1,896,908)	n/a	$(1,896,908)	-	$(1,896,908)	-

Net asset value per unit at January 1, 2009	$-		$-
Change in net asset value per unit	-		-
Net asset value per unit at December 31, 2009	-		-

	2010

	As Reported
	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members' subscriptions	7,871,893	6,672.11	-	-	7,871,893	6,672.11	7,871,893	6,672.11
Members' redemptions	(10,531,884)	(8,741.85)	-	-	(10,531,884)	(8,741.85)	(10,531,884)	(8,741.85)
Noncontrolling interest	-	-	-	-	-	-	-	-
Net investment income/(loss)	(4,269,363)	-	(661)	-	(4,270,024)	-	(4,270,024)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	11,270,336	-	1,740	-	11,272,076	-	11,272,076	-
Members' capital at December 31, 2010	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	133.130		133.130
Net asset value per unit at December 31, 2010	1,269.739		1,269.739

	As if Consolidated
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78	$61,404,969	52,355.78
Members' subscriptions	7,871,893	6,672.11	-	-	-	n/a	7,871,893	6,672.11	7,871,893	6,672.11
Members' redemptions	(10,531,884)	(8,741.85)	-	-	-	n/a	(10,531,884)	(8,741.85)	(10,531,884)	(8,741.85)
Noncontrolling interest	-	-	-	-	5,327,752	n/a	5,327,752	-	5,327,752	-
Net investment income/(loss)	(4,269,363)	-	(661)	-	(9,618)	n/a	(4,279,642)	-	(4,279,642)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	11,270,336	-	1,740	-	1,021,679	n/a	12,293,755	-	12,293,755	-
Members' capital at December 31, 2010	$63,839,812	50,277.92	$10,310	8.12	$8,236,721	n/a	$72,086,843	50,286.04	$72,086,843	50,286.04

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	133.130		133.130
Net asset value per unit at December 31, 2010	1,269.739		1,269.739

	Effect of Change
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$-	-	$-	-	$(1,896,908)	n/a	$(1,896,908)	-	$(1,896,908)	-
Members' subscriptions	-	-	-	-	-	n/a	-	-	-	-
Members' redemptions	-	-	-	-	-	n/a	-	-	-	-
Noncontrolling interest	-	-	-	-	(5,327,752)	n/a	(5,327,752)	-	(5,327,752)	-
Net investment income/(loss)	-	-	-	-	9,618	n/a	9,618	-	9,618	-
Net realized and unrealized gain/(loss)								-		-
allocated from AlphaMetrix								-		-
Aspect Fund - MT0001	-	-	-	-	(1,021,679)	n/a	(1,021,679)	-	(1,021,679)	-
Members' capital at December 31, 2010	$-	-	$-	-	$(8,236,721)	n/a	$(8,236,721)	-	$(8,236,721)	-

Net asset value per unit at January 1, 2010	$-		$-
Change in net asset value per unit	-		-
Net asset value per unit at December 31, 2010	-		-

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

The Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively “derivatives”). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Master Fund and the Series, via its investment in the Master Fund, are exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk with the Clearing Broker, the risk of failure by another party to perform according to the terms of a contract. Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the Trading Advisor according to its trading program. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded.

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

Due to forward currency contracts being traded in unregulated markets between principals, the Master Fund and the Series, via its investment in the Master Fund, also assume a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Funds and property deposited as margin in connection with the transactions is not required to be, and typically is not, segregated. Accordingly, the Master Fund and the Series, via its investment in the Master Fund, are exposed to the creditworthiness of the Clearing Broker on these trades facilitated by the Clearing Broker. In the event of the Clearing Broker’s bankruptcy, the Master Fund could lose all or substantially all assets not located in segregated funds. The Series exposure to credit risk is limited to its investment in or receivable from the Master Fund.

To evaluate and monitor counterparty risk of the Clearing Broker or any trading counterparty, the AlphaMetrix Risk Department initially evaluates their credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are generally monitored daily for downgrades and an investigation is initiated upon any material adverse change. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed by the AlphaMetrix Risk Department for unfavorable results.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Master Fund is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The Series exposure to market risk is limited to its investment in or receivable from the Master Fund.

The Series, via its investment in the Master Fund, is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used by the Trading Advisor include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2010 and 2009 are reflected in the Master Fund’s Statements of Operations and equals the net realized and unrealized gain/(loss) on investments and foreign currency less trading costs.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

Research Commitment and Program Development

The Trading Advisor retains the right to develop and make changes to the Program at its sole discretion, including (without limitation) the incorporation of new markets, instruments, strategies and asset classes into the Program. The Master Fund will be notified of such changes only if they amount to material changes to the investment objective or investment policy of the Program.

The Program is proprietary and highly confidential to the Trading Advisor. Accordingly, the description of the Program as contained herein is general only and is not intended to be exhaustive or absolute.

Custody of Assets

The Series invests a portion of its assets in the Master Fund. At December 31, 2010 and 2009, the Series’ investment in and receivable from the Master Fund was 86.44% and 96.40%, respectively, of the Series total assets. A substantial amount of the Master Fund’s assets are held in customer accounts at the Clearing Broker, although they may be held at other affiliates of the Clearing Broker or other third-party clearing brokers selected by the Sponsor.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2010 and 2009, 76.96% and 91.10%, respectively, of the net assets of the Master Fund were held in segregated funds. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

The Sponsor considers the Clearing Broker’s policies regarding the safekeeping of the Series’ assets to be fully consistent with industry practices.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the allocation from the Master Fund of the Master Fund’s interest income/expense from its broker, or (2) interest income from the Series’ bank account.

Interest

The Series generally earns interest on its cash at bank and on its proportionate share of the cash actually held by the Master Fund, (the “Cash Assets”). The Master Fund does not earn interest income on the Master Fund’s gains or losses on open forward, commodity option and certain non-U.S. futures positions because such gains and losses are not collected or paid until such positions are closed out. Interest is earned only on funds actually held in the Master Fund’s account.

The Clearing Broker pays interest as of the end of each month on the Master Fund’s average daily Cash Assets at a rate corresponding to an annual rate equal to the prevailing Federal Funds Rate. The Clearing Broker will retain any returns on the Master Fund’s Cash Assets in excess of the Federal Funds Rate. The Clearing Broker retains the additional economic benefit (which may be significant) derived from possession of the Master Fund’s Cash Assets and Dekla Financial, LLC (the “Introducing Broker”), an affiliate of the Sponsor, has in the past received a portion of these revenues. As of October 1, 2009, the Introducing Broker no longer receives a portion of these revenues, nor does it act as introducing broker for the Master Fund.

The Clearing Broker, in the course of acting as commodity broker for the Master Fund, lends certain currencies to, and holds certain non-U.S. currency balances. If, for example, the Master Fund needed to make a margin deposit in Swiss Francs, the Clearing Broker would lend the Master Fund the Swiss Francs, charging a local short-term rate plus a spread of up to 1.0% per annum (at current rates). Should the Master Fund hold Swiss Franc balances in its account, the Clearing Broker will credit the Master Fund with interest at the same local short-term rate less a spread of up to 2.0% per annum (at current rates).

The Clearing Broker follows its standard procedures for crediting and charging interest to the Master Fund. The Clearing Broker is able to generate significant economic benefit from doing so, especially as the Clearing Broker is able to meet the margin requirements imposed on its customers as a group, whereas each customer must margin its account on a stand-alone basis with the Clearing Broker. Consequently, the Clearing Broker may record a loan of Swiss Francs (in the above example) to the Master Fund’s account which the Clearing Broker charges interest even though the Clearing Broker itself does not have to deposit any Swiss Francs at the applicable clearinghouse.

Description of Current Expenses

The Trading Advisor receives a 2% per annum management fee of the Series’ net asset value for all other purposes. Such fee is calculated and paid on a monthly basis. The Trading Advisor has agreed to share 0.50% of such management fee with UBS Financial Services Inc., a selling agent for the Series (“UBS FS”). The Trading Advisor also will receive a performance fee equal to 20% of the new net trading profits of the Series for each quarter. New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”). Performance fees do not, while losses do, reduce cumulative net trading profits. New net trading profits do not include interest income. To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate performance fee paid (if accrued). The management and performance fees due to the Trading Advisor are paid by the Master Fund via redemptions by the Series from the Master Fund.

Members are subject to an ongoing sales commission paid to UBS FS (prior to October 1, 2009) and Credit Suisse Securities LLC (subsequent to October 1, 2009), equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $1,244,966 and $1,240,937 for the years ended December 31, 2010 and 2009, respectively, and accrued $112,192 and $103,466 owed to UBS FS and Credit Suisse Securities at December 31, 2010 and 2009, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction. Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

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

Spectrum Global Fund Administration, LLC (the “Administrator”) served as the administrator through December 9, 2010 and receives a monthly fee as to be determined by the Sponsor and the Administrator up to 0.0067 of 1% of the Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $2,000.

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Platform and Series, effective December 9, 2010.

The Master Fund’s brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Master Fund are the per side brokerage commissions paid to the Clearing Broker (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include the Clearing Broker, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Broker and others. The “per side” commissions for U.S. markets paid by the Master Fund are approximately $1.85 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

Many of the Master Fund’s currency trades are executed in the spot and forward non-U.S. exchange markets (the “F/X Markets”) in which there are no direct execution costs. Instead, the banks and dealers in the F/X Markets, including the Clearing Broker, take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Master Fund. In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads) will not exceed 3.5%, and should range between approximately 0.5% and 3% per annum of the Series’ average month-end assets (meaning the average month-end net asset value for all other purposes for the then-current fiscal year).

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

Each Member account is subject to an upfront, waivable placement fee of 0% to 2% of the subscription price of the Units, which will be paid once by the relevant Member, not by the Platform, the Series or the Sponsor, on such Member’s initial subscription to the Series during any twelve month period. No placement fee will be charged in connection with an exchange. The placement fee payable on such initial subscription is deducted from the subscription amount. The placement fee to which Members are subject will vary among Members. Each Member also will pay an ongoing sales commission (the “Sales Commission”) equal to 2% per annum of the month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series. UBS FS, in consultation with the Sponsor, may waive or reduce such sales commission for certain Members without entitling any other Member to any such waiver or reduction.

The Series will pay its own operating costs plus its proportionate share of the Master Fund’s expenses, including, without limitation: ongoing offering expenses; trading costs (including execution and clearing brokerage commissions); forward and other over the counter trading spreads; administrative, transfer, exchange and redemption processing, legal, regulatory, reporting, filing, tax, audit, escrow, accounting and printing fees and expenses, as well as extraordinary expenses. Such operating costs are allocated pro rata among the Units based on their respective net asset values for all other purposes. These expenses are paid in addition to the other expenses described below.

The Sponsor has retained outside service providers to supply certain services, including, without limitation, tax reporting, accounting and escrow services. Operating costs include the Series’ allocable share of the fees and expenses of such outside service providers.

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2010 and December 31, 2009:

	2010		2009
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fees	$943,239	1.54%	$10,840	0.02%
Management fees	1,248,622	2.04%	1,243,076	2.09%
Sales Commissions	1,244,966	2.04%	1,240,937	2.08%
Trading costs	104,235	0.17%	361,142	0.61%
Sponsor's fees	311,241	0.51%	194,773	0.32%
Other expenses	409,142	0.67%	423,464	0.71%
Total	$4,261,445	6.97%	$3,474,232	5.83%

The Series’ average month-end net asset value for financial reporting during 2010 and 2009 equaled $61,131,371 and $59,499,757, respectively.

During 2010 and 2009, interest expense allocated from the Master Fund to the Series was $17,876 and $37,379, respectively or approximately (0.03)% and (0.06)%, respectively, of the Series’ average month-end net asset value for financial reporting for 2010 and 2009.

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

Other than in respect of the registration requirements pertaining to the Series’ securities under Section 12(g) of the Exchange Act, as amended, the Platform and the Series are generally not subject to regulation by the SEC. The Trading Advisor is also regulated by the Financial Service Authority of the United Kingdom. The Fund has no employees.

 (d)           Financial Information About Geographic Areas

Neither the Master Fund nor the Series engage in material operations in foreign countries, nor is a material portion of the Master Fund’s and the Series’ revenue derived from customers in foreign countries. The Master Fund will trade on a number of U.S. and non-U.S. commodities exchanges. The Master Fund will not engage in the sales of goods or services.

Item 1A:  Risk Factors

Not applicable

Not applicable

Item 1B:  Unresolved Staff Comments

Not applicable

Item 2:  Properties

The Master Fund and the Series do not own or use any physical properties in the conduct of business.

The Master Fund and the Series’ administrative office is the administrative office of the Sponsor (181 West Madison, 34th Floor, Chicago, IL  60602). The Sponsor performs administrative services for the Series from the Sponsor’s offices.

Item 3:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Master Fund or the Series is a party or to which any of its assets are subject.

Item 4:  (Removed and Reserved)

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

(b)           Holders

As of December 31, 2010, there were 722 holders of Units, including the Sponsor.

(c)           Dividends

No distributions or dividends have been made on the Units, and the Sponsor has no present intentions to make any.

 (d)          Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)           Performance Graph

Not applicable.

(f)            Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Series did not sell any unregistered securities since it commenced operations on March 16, 2007 that have not previously been included in the Series’ Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(g)           Issuer Purchases of Equity Securities

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2010:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2010	647.193	$ 1,266.091
November 30, 2010	324.501	$ 1,216.036
December 31, 2010	2,552.810	$ 1,271.316
Total	3,524.507

Item 6:  Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES LLC
Statements of Financial Condition
December 31, 2010 and 2009

	AlphaMetrix Managed Futures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC	AlphaMetrix ManagedFutures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC
ASSETS

Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$59,446,550	$59,446,550	$56,617,858	$56,617,858
Receivable from AlphaMetrix Aspect Fund - MT0001	-	-	3,903,664	3,903,664
Cash at bank	9,455,470	9,455,470	2,262,341	2,262,341
Prepaid assets	4,271	4,271	-	-

TOTAL ASSETS	$68,906,291	$68,906,291	$62,783,863	$62,783,863

LIABILITIES

REDEMPTIONS PAYABLE	$3,245,432	$3,245,432	$2,294,686	$2,294,686

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,427,344	1,427,344	688,593	688,593

PAYABLES:
Accrued brokerage commissions	-	-	5,006	5,006
Accrued sales commissions	112,192	112,192	103,466	103,466
Accrued sponsor's fee	28,048	28,048	25,866	25,866
Accrued operating costs	243,153	243,153	158,185	158,185

Total liabilities	5,056,169	5,056,169	3,275,802	3,275,802

MEMBERS' CAPITAL
Members (50,277.92 and 52,347.66 units outstanding at December 31, 2010 and
December 31, 2009, respectively, unlimited units authorized)	63,839,812	63,839,812	59,498,830	59,498,830
Sponsor (8.12 units outstanding at December 31, 2010 and December 31, 2009,
respective, unlimited units authorized)	10,310	10,310	9,231	9,231
Total members’ capital	63,850,122	63,850,122	59,508,061	59,508,061

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$68,906,291	$68,906,291	$62,783,863	$62,783,863

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001 attached as Exhibit 13.02.

ALPHAMETRIX MANAGED FUTURES LLC
Statements of Operations
For the years ended December 31, 2010 and 2009

	AlphaMetrix Managed Futures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC	AlphaMetrix Managed Futures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC

NET INVESTMENT INCOME / (LOSS) ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$200	$200	$5,307	$5,307
Trading costs	(104,235)	(104,235)	(361,142)	(361,142)
Interest expense	(17,876)	(17,876)	(37,379)	(37,379)
Bank fees	(277)	(277)	(1,572)	(1,572)
Operating expenses	-	-	-	-

Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	(122,188)	(122,188)	(394,786)	(394,786)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	9,374	9,374	2,943	2,943
Operating expenses	(409,142)	(409,142)	(423,464)	(423,464)
Management fees	(1,248,622)	(1,248,622)	(1,243,076)	(1,243,076)
Performance fees	(943,239)	(943,239)	(10,840)	(10,840)
Sales commissions	(1,244,966)	(1,244,966)	(1,240,937)	(1,240,937)
Sponsor's fee	(311,241)	(311,241)	(194,773)	(194,773)

Net investment income/(loss)	(4,147,836)	(4,147,836)	(3,110,147)	(3,110,147)

Total net investment income/(loss)	(4,270,024)	(4,270,024)	(3,504,933)	(3,504,933)

REALIZED AND UNREALIZED GAIN/(LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Net realized gain/(loss) from:	7,634,806	7,634,806	(2,885,058)	(2,885,058)
Net increase/(decrease) in unrealized appreciation/
(depreciation on:	3,637,270	3,637,270	(2,903,171)	(2,903,171)

Total realized and unrealized /(loss)
allocated from AlphaMetrix Managed Futures - MT0001	11,272,076	11,272,076	(5,788,229)	(5,788,229)

Net increase/(decrease) in net assets resulting from operations	$7,002,052	$7,002,052	$(9,293,162)	$(9,293,162)
Weighted average number of Aspect Series units outstanding	51,595	51,595	49,638	49,638
Net income/(loss) per weighted average share	$135.71	$135.71	$(187.22)	$(187.22)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001 attached as Exhibit 13.02.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2010 and 2009

For the year ended December 31, 2010	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	7,871,893	6,672.11	-	-	7,871,893	6,672.11	7,871,893	6,672.11
Members’ redemptions	(10,531,884)	(8,741.85)	-	-	(10,531,884)	(8,741.85)	(10,531,884)	(8,741.85)
Net investment income/(loss)	(4,269,363)	-	(661)	-	(4,270,024)	-	(4,270,024)	-
Net realized and unrealized gain/(loss) allocated from
AlphaMetrix Aspect Fund - MT0001	11,270,336	-	1,740	-	11,272,076	-	11,272,076	-
Members’ capital at December 31, 2010	63,839,812	50,277.92	10,310	8.12	63,850,122	50,286.04	63,850,122	50,286.04

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	133.130		133.130
Net asset value per unit at December 31, 2010	$1,269.739		$1,269.739

For the year ended December 31, 2009	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2009	$70,994,651	52,994.33	$10,878	8.12	$71,005,529	53,002.45	$71,005,529	53,002.45
Members’ subscriptions	26,018,438	22,372.53	-	-	26,018,438	22,372.53	26,018,438	22,372.53
Members’ redemptions	(28,222,744)	(23,019.20)	-	-	(28,222,744)	(23,019.20)	(28,222,744)	(23,019.20)
Net investment income/(loss)	(3,504,376)	-	(557)	-	(3,504,933)	-	(3,504,933)	-
Net realized and unrealized gain/(loss) allocated from
AlphaMetrix Aspect Fund - MT0001	(5,787,139)	-	(1,090)	-	(5,788,229)	-	(5,788,229)	-
Members’ capital at December 31, 2009	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78

Net asset value per unit at January 1, 2008	$1,339.665		$1,339.665
Change in net asset value per unit	(203.056)		(203.056)
Net asset value per unit at December 31, 2009	$1,136.609		$1,136.609

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001 attached as Exhibit 13.02.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units of the Series. As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the former sponsor for these costs in 2007. For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,036	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,032	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739

Total return after performance fee, from the commencement of operations through the period ended December 31, 2010.				27.13%	26.97%

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

Liquidity

The Series invests a portion of its assets in the Master Fund. Virtually all of the Master Fund’s capital is held in cash or cash equivalents at the Clearing Broker and is used to margin the Master Fund’s futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses. The Master Fund does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Master Fund pays prevailing market rates for such borrowings.

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of December 31, 2010 and 2009 was restricted cash for margin requirements of $7,329,193 and $7,322,562, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through December 31, 2010, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes Member redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $10,531,884 (8,741.85 Units) and $28,222,744 (23,019.20 Units) for the years ended December 31, 2010 and December 31, 2009, respectively, and accrued $3,245,432 and $2,294,686 in redemptions payable to Members at December 31, 2010 and December 31, 2009, respectively.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for investment in the Master Fund and Member redemptions. The amount of capital invested in the Master Fund is not expected to have a significant impact on the Master Fund’s operations, as the Master Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, trading costs and expenses. Within broad ranges of capitalization, the Master Fund’s trading positions should increase or decrease in approximate proportion to the size of the Series’ investment in the Master Fund.

The Series raises additional capital only through the sale of Units and capital is increased through the Series’ pro rata share of the Master Fund’s trading profits (if any). The Series does not maintain any sources of financing. The

Master Fund does not maintain any sources of financing other than that made available by the Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

The Master Fund may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions (“OTC”), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Master Fund is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Master Fund contain varying degrees of risk whereby changes in the fair values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash and, at times, U.S. government obligations, while the Master Fund maintains its market exposure through open futures and forward contract positions.

The Master Fund’s futures contracts are settled by offset and are generally cleared by the exchange clearinghouse function. Open futures positions are marked to market each trading day and the Master Fund’s trading accounts are debited or credited accordingly. The Master Fund’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Master Fund’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, in which the Master Fund is likely to suffer losses.

Results of Operations

General

The Trading Advisor manages the assets of the Master Fund pursuant to the Program (see Item 1(c) “Narrative Description of Business”). The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 110 employees and manages approximately $4.1 billion as of October 29, 2010. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of December 31, 2010, the Series had a capitalization of $63,929,433 based on the net asset value for all other purposes.

Performance Summary

Please refer to the 2009 and 2010 Master Fund financial statements which are attached as Exhibit 13.02.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Master Fund’s trading activity and interest income.

The Series’ assets invested in the Master Fund are maintained at the Clearing Broker. On assets held in U.S. dollars, the Clearing Broker credits the Master Fund with interest at the prevailing Federal Funds Rate. In the case of non-U.S. dollar instruments, the Clearing Broker lends to the Master Fund all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points per annum (at current rates). For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points per annum (at current rates).

The Series’ management, Sponsor’s and operating expenses and the sales commissions are a constant percentage of the Series’ net asset value for all other purposes. Trading costs allocated from the Master Fund (based on the Series pro rata investment in the Master Fund), which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Master Fund. Trading costs are based on the actual number of contracts traded. The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated from the Series’ investment in the Master Fund, excluding interest income and after reduction for trading costs and certain other fees and expenses.

For the Master Fund, there is generally no meaningful distinction between realized and unrealized profits. Most of the instruments traded by the Master Fund are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Item 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. Via its investment in the Master Fund, the Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by the Master Fund by offset, not delivery. The Master Fund’s Financial Statements filed as Exhibit 13.02 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2010.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8:  Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2010

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	Total

Total Income (Loss)	2,530,537	276,498	4,330,412	4,144,203	11,281,650
Total Expenses	(818,005)	(824,195)	(1,009,305)	(1,628,093)	(4,279,598)
Net Income (Loss)	1,712,532	(547,697)	3,321,107	2,516,110	7,002,052

Net Income (Loss) per Unit (1)	33.19	(10.62)	64.37	48.77	135.71

(1) Based on average number of Units for the year.

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	Total

Total Income (Loss)	(1,111,112)	(7,550,701)	3,681,477	(1,162,947)	(6,143,283)
Total Expenses	(869,634)	(704,395)	(748,046)	(827,804)	(3,149,879)
Net Income (Loss)	(1,980,746)	(8,255,096)	2,933,431	(1,990,751)	(9,293,162)

Net Income (Loss) per Unit (1)	(39.90)	(166.31)	59.10	(40.11)	(187.22)

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

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective April 27, 2009, the Sponsor dismissed Ernst & Young, LLP as the independent registered public accounting firm of the Platform and Series. Effective April 27, 2009 the Sponsor appointed Deloitte & Touche LLP as the independent registered public accounting firm for the year ended December 31, 2009.

Item 9A:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Platform and Series as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Sponsor’s internal controls with respect to the Platform or Series or in other factors applicable to the Platform or Series that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and Master Fund. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect the Series’ internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor is responsible for establishing and maintaining adequate internal control over the financial reporting of the Master Fund and the Series. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Sponsor’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund and the Series;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Master Fund and the Series in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Master Fund and the Series are being made only in accordance with authorizations of management and directors of the Sponsor; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Master Fund’s and the Series’ assets that could have a material effect on their respective financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2010. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2010, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

(a) and (b)  Identification of Directors and Executive Officers

The Series, as a segregated series of a limited liability company, and the Master Fund themselves have no officers or directors and are managed by the Sponsor.

The following are the principals of the Sponsor.

Aleks Kins. Mr. Kins founded AlphaMetrix in May 2005, became listed as a principal and licensed as an associated person on July 6, 2005, and is currently its President and Chief Executive Officer.  In such capacity, Mr. Kins has overseen the development of AlphaMetrix’s proprietary software and electronic managed account platforms that provide transparency, advanced risk monitoring and efficient access to professional futures and derivatives traders.  On July 21, 2008, Mr. Kins founded AlphaMetrix360, LLC, which registered with the CFTC as a CTA and became a member of NFA in August 2008.  AlphaMetrix360, LLC did not conduct any business as a CTA and subsequently terminated its registration and membership on December 18, 2008.  AlphaMetrix360, LLC subsequently changed its name to AlphaMetrix Financial Investigations, LLC and currently conducts business as a licensed private detective agency.  On September 30, 2010, Mr. Kins founded a new limited liability company named AM 360°, LLC, of which he is its Chief Executive Officer.  In October 2010, AM 360°, LLC changed its name to AlphaMetrix 360°, LLC.  AlphaMetrix 360o, LLC acquired the assets of Spectrum Global Fund Administration in December 9, 2010.   In February 2011, AlphaMetrix 360o, LLC changed its name to AlphaMetrix360, LLC. AlphaMetrix360, LLC has been retained by the Platform to perform administrative services for the Platform, the Series, the Underlying Funds and the Master Funds, among other funds sponsored by the Sponsor.  Mr. Kins is also the founder of AlphaMetrix Alternative Investment Advisors, LLC (“AlphaMetrix AIA”), an independent research affiliate of AlphaMetrix.  Mr. Kins was approved as a principal and associated person of AlphaMetrix AIA in November 2007.  AlphaMetrix AIA is a registered CTA that performs research, trading advisor due diligence and certain investment management and portfolio services.  Mr. Kins was a principal and  an associated person  of Dekla Financial, LLC (“Dekla”), an affiliate of AlphaMetrix AIA from September 2005 and December 2005, respectively, until October 2010.  Dekla was registered with the NFA as an Introducing Broker on December 7, 2005, and as a Notice Broker-Dealer on January 17, 2007.  Dekla recently de-registered as an Introducing Broker and Notice Broker-Dealer, which became effective as of October 16, 2010. Dekla served as the introducing broker for various commodity pools sponsored by AlphaMetrix AIA and other futures trading accounts until its de-registration as an Introducing Broker and Notice Broker-Dealer.  Dekla is not currently serving as an Introducing Broker or a Notice Broker-Dealer since it withdrew its registration with CFTC.

Prior to founding AlphaMetrix and its affiliates, Mr. Kins was the President and co-founder of Access Asset Management, a registered CPO and CTA, from its formation in November 2000 through April 2005.  Access Asset Management became RQSI/Access, a Chicago-based division of Ramsey Quantitative Systems, in August 2002.  Initially, Mr. Kins’ primary focus at RQSI/Access was the creation and development of the Emerging CTA Index (“ECI”).  The ECI allocated several hundred million dollars to over 100 CTAs and developed a reputation as a major incubator for commodity traders.  In addition, Mr. Kins was instrumental in the development of customized alternative investment cells for several institutional investors as well as providing research and analysis to several fund of funds’ investment committees regarding the allocation of capital among commodity trading advisors.  Mr. Kins is frequently cited in industry publications as an authority in the realm of alternative investments and is regularly invited to speak at conferences on the subject of alternative investments.  Mr. Kins received a B.A. in Economics from Brown University in 1993.

David Young. Mr. Young joined AlphaMetrix in March 2010 as its Chief Operations Officer and was approved as a principal of AlphaMetrix on March 19, 2010. Mr. Young previously held the position of President at Spectrum Global Fund Administration from March 2002 through March 2010. He was also the President and COO of Midland Trading, LLC, an options specialist firm trading at the Chicago Board of Options Exchange, from March 2000 until March 2002. Midland Trading, LLC was formed in March of 2000 through a restructuring of The Arbitrage Group, LLC, an options specialist firm trading at the Chicago Board of Options Exchange. Mr. Young was the Chief Financial Officer of The Arbitrage Group, LLC from August 1998 until March

2000.  Prior to working at Midland Trading, LLC, Mr. Young was the Chief Financial Officer of Fenchurch Capital Management, LLC, a hedge fund in Chicago trading in fixed income arbitrage, from August of 1989 until August of 1998. From August of 1987 until August of 1989, Mr. Young was a Senior Accountant with First Options of Chicago, an options trading firm. Mr. Young received a Bachelor of Science degree in Accounting from North Central College, Naperville, Illinois, in 1987.

George Brown. Mr. Brown joined AlphaMetrix in March 2008, was approved as a principal on July 14, 2008, and is its Chief Financial Officer.  In December 2010, Mr. Brown was elected as the Chief Financial Officer of AlphaMetrix360, LLC. Mr. Brown served as a consultant for Nature’s Best, a sports nutrition and protein beverages producer, from December 2007 to February 2008, as Chief Financial Officer of Ultraguard Corporation, a manufacturer of dual smoke/carbon monoxide detectors and wireless monitor systems, from September 2005 to August 2007 and as Chief Financial Officer for Old London Foods, Inc., a producer of branded crackers and co-packed private label bread crumbs, from July 1997 until August 2007. From September 2007 to December 2007, Mr. Brown was self-employed as a financial consultant. He possesses a broad range of expertise in financial areas including control, planning, treasury, tax and audit and is a seasoned, entrepreneurial senior financial executive with experience including private equity, leveraged buy-outs and start-ups. Mr. Brown received an M.B.A. in Finance from the University of Chicago in 1979 and a B.A. in Economics (Morehead Scholarship) from the University of North Carolina in 1977.

Karen Kregor. Ms. Kregor joined AlphaMetrix in April 2007, was approved as a principal on June 8, 2009, and is currently its Chief Fund Accountant. In such capacity, Ms. Kregor oversees the accounting for AlphaMetrix’s fund structures, including semi-monthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients.

Prior to AlphaMetrix, Ms. Kregor was a settlement analyst with British Petroleum from August 2005 to April 2007. Ms. Kregor’s primary focus at British Petroleum was accounting for the intercompany domestic pipeline crude movements. From December 2002 to August 2005, Ms. Kregor was at Cargill Investor Services, Inc, a registered futures commission merchant. Ms. Kregor worked for Cargill Investor Services in various capacities including Corporate Accounting, Treasury, and Fund Accounting. As part of her responsibilities in Fund Accounting, Ms. Kregor prepared monthly, quarterly and year-end financial statements under U.S. GAAP. Ms. Kregor’s Treasury responsibilities included the settlement of approximately $750 million worth of foreign currency trades on a daily basis. Ms. Kregor was registered as an associated person and registered representative of Cargill Investor Services, Inc. from May, 2003 through August, 2005. Ms. Kregor received a B.A. in Accounting from the University of Iowa in 2001. Ms. Kregor received her MBA from DePaul University and is a registered CPA in the state of Illinois.

 (c)           Identification of Certain Significant Employees

None.

(d)           Family Relationships

Mr. Kins and Mr. Brown are brothers-in-law.

(e)           Business Experience

See Item 10(a) and (b) above.

(f)           Involvement in Certain Legal Proceedings

There are no material proceedings, other than ordinary routine litigation to its business, to which the Sponsor or any of its subsidiaries is a party.

(g)           Promoters and Control Persons

Not applicable.

 (h)         Section 16(a) Beneficial Ownership Reporting Compliance

None

(i)           Code of Ethics

The Master Fund and the Series have no employees, officers or directors and are managed by the Sponsor. The Sponsor has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to AlphaMetrix, LLC, 181 West Madison, 34th floor, Chicago, Illinois 60602.

(j)           Nominating Committee

Not applicable.

(k)           Audit Committee Financial Expert

Because the Master Fund and the Series have no employees or officers, the Master Fund and the Series have no audit committee. The Master Fund and the Series are managed by the Sponsor. George Brown serves as the Sponsor’s “audit committee financial expert.” George Brown is not independent of the management of the Sponsor. The Sponsor is a privately owned limited liability company. It has no independent managers.

Item 11:  Executive Compensation

The Series has no directors, officers or employees. None of the directors, officers or employees of the Sponsor receives compensation from the Series. The Sponsor received a monthly sponsor fee of 0.02083 of 1% (a 0.25% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month up until September 30, 2009. Starting October 1, 2009, the sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, taking into account interest income, of each Member’s investment in the Series for such month. The officers of the Sponsor receive no “other compensation” from the Series. There are no compensation plans or arrangements relating to a change in control of any of the Series, the Platform or the Sponsor.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Not applicable. All of the Platform’s manager interest is held by the Sponsor.

(b)           Security Ownership of Management

As of December 31, 2010, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2010, the Sponsor owned directly 8.120 Units, which constituted 0.02% of the total Units outstanding, and did not own any Units indirectly.

(c)           Changes in Control

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.” As of December 31, 2010, the Series had paid the following: (a) via its investment in the Master Fund, trading costs of $104,235 to the Clearing Broker of which the Introducing Broker received $0 and (b) Sponsors fees of $311,241 to the Sponsor; and $2,899 to AlphaMetrix360.

The Introducing Broker is an affiliate of the Sponsor, is registered with the CFTC as an “introducing broker”, and began acting as the introducing broker for the Master Fund’s futures and forward transactions effective November 1, 2008. Effective October 1, 2009, the Introducing Broker no longer receives any brokerage commissions from the Master Fund. Effective October 16, 2010, Dekla de-registered as an Introducing Broker and Notice Broker-Dealer. The existing terms and amount of brokerage commissions charged related to the trading activities of the Series did not change, nor did the cost to the Master Fund for utilizing the Introducing Broker. For this service, the Introducing Broker received a portion of the brokerage commissions paid to the Clearing Broker by the Master Fund (depending on the contracts traded). The Introducing Broker in no case held the assets of the Master Fund. The Sponsor negotiates the per-transaction rates at which such brokerage commissions are paid. The Introducing Broker did not receive a portion of the forward currency trading bid-ask spreads and the exchange for physicals (“EFP”) spreads paid by the Master Fund. The Sponsor negotiates the interest rates paid by the Clearing Broker on the Master Fund’s assets, and the Introducing Broker received a substantial portion of the interest income generated by such assets. In addition, the Master Fund pays Clearing Broker bid-ask spreads on forward currency trades. The Master Fund also pays the Clearing Broker interest on short-term loans extended by the Clearing Broker to cover losses on non-US currency positions. The Clearing Broker and its affiliates have derived certain economic benefits from possession of a portion of the Master Fund’s assets, as well as from foreign exchange and EFP trading, and some of the financial benefit of holding these assets, including the Introducing Broker.

The Sponsor controls the management of the Master Fund and the Series and serves as its sponsor. Although the Sponsor will not sell any assets, directly or indirectly, to the Master Fund or the Series, affiliates of the Sponsor will make substantial profits from the Master Fund and the Series due to the foregoing arrangements. No loans have been, are or will be, outstanding between the Sponsor or any of its principals and the Master Fund and the Series.

(b)           Review, Approval or Ratification of Transactions with Related Persons

None of the fees paid by the Master Fund to the Introducing Broker, an affiliate of the Sponsor, have been or will be negotiated, and they may be higher than would have been obtained in arm’s-length bargaining.

(c)           Director Independence

The Master Fund has two directors who are independent. The Series does not have directors. None of the directors of the Sponsor are independent. See Item 10(a) and (b) “Identification of Directors and Executive Officers.”

Item 14:  Principal Accounting Fees and Services

(1)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the year ended December 31, 2010 were $151,100. Aggregate fees billed for these services for the year ended December 31, 2009 were $135,000, December 31, 2008 were $147,000, December 31, 2007 were $98,000 and for the period from October 26, 2006 (Date of Organization) to December 31, 2006 were $8,000.

(2)           Audit-Related Fees

There were no fees for audit related services rendered by D&T for the years ended December 31, 2010 and 2009 related to the Series.

(3)           Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the year ended December 31, 2010, were approximately $11,330.

(4)           All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the period ended December 31, 2010 for any other professional services in relation to the Series.

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

(a)(3)              Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
****10.8	Administration Agreement Assignment
13.01	2010 AlphaMetrix Managed Futures LLC Financial Statements and Report of Independent Registered Public Accounting Firm.
13.02	2010 AlphaMetrix Aspect Fund – MT0001 Financial Statements and Report of Independent Registered Public Accounting Firm.
18.1	Preferability Letter for Change in Accounting Principle
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March, 2011.

Dated: March 31, 2011

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	March 31, 2011
George Brown

/s/ David Young	Chief Operations Officer	March 31, 2011
David Young

AlphaMetrix, LLC
Sponsor of Registrant
March 31, 2011

S-1