Form 10-Q
period 2011-03-31
AlphaMetrix Managed Futures LLC (Aspect Series)
filed 2011-05-13
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes  ☐ No  ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2011 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Condensed Statements of Financial Condition (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Changes in Members’ Capital (unaudited) Notes to Condensed Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 4.	CONTROLS AND PROCEDURES	28

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	28
Item 1A.	RISK FACTORS	28
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
Item 3.	DEFAULTS UPON SENIOR SECURITIES	29
Item 4.	(REMOVED AND RESERVED)	29
Item 5.	OTHER INFORMATION	29
Item 6.	EXHIBITS	30

SIGNATURES		31

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

	ALPHAMETRIX MANAGED FUTURES LLC
	Condensed Statements of Financial Condition
	As of March 31, 2011 (Unaudited) and December 31, 2010

	AlphaMetrix Managed Futures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC	AlphaMetrix Managed Futures LLC (Aspect Series)	AlphaMetrix Managed Futures LLC
	March 31, 2011	March 31, 2011	December 31, 2010	December 31, 2010
ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$60,300,423	$60,300,423	$59,446,550	$59,446,550
Cash at bank	12,184,210	12,184,210	9,455,470	9,455,470
Prepaid assets			4,271	4,271

Total Assets	$72,484,633	$72,484,633	$68,906,291	$68,906,291

LIABILITIES

REDEMPTIONS PAYABLE	$251,897	$251,897	$3,245,432	$3,245,432

SUBSCRIPTIONS RECEIVED IN ADVANCE	2,117,492	2,117,492	1,427,344	1,427,344

PAYABLES:
Accrued sales commission	116,890	116,890	112,192	112,192
Accrued sponsor's fee	58,360	58,360	28,048	28,048
Accrued operating costs and administrative fee	267,206	267,206	243,153	243,153

Total Liabilities	2,811,845	2,811,845	5,056,169	5,056,169

MEMBERS' CAPITAL
Members (55,099.38 and 50,277.92 units outstanding at March 31, 2011
and December 31, 2010, respectively, unlimited units authorized)	69,662,522	69,662,522	63,839,812	63,839,812
Sponsor (8.12 units outstanding at March 31, 2011 and
December 31, 2010, respectively, unlimited units authorized)	10,266	10,266	10,310	10,310
Total Members’ Capital	69,672,788	69,672,788	63,850,122	63,850,122

Total Liabilities and Members' Capital	$72,484,633	$72,484,633	$68,906,291	$68,906,291

NET ASSET VALUE PER UNIT
Members	$1,264.307	$1,264.307	$1,269.739	$1,269.739
Sponsor	1,264.307	1,264.307	1,269.739	1,269.739

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC
	Condensed Statements of Operations
	For the three months ended March 31, 2011 and 2010
	(Unaudited)
	AlphaMetrix Managed Futures LLC (Aspect Series) January 1, 2011 through March 31, 2011	AlphaMetrix Managed Futures LLC January 1, 2011 through March 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)January 1, 2010 through March 31, 2010	AlphaMetrix Managed Futures LLC January 1, 2010 through March 31, 2010
NET INVESTMENT INCOME ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$-	$-	$200	$200
Trading costs	(25,285)	(25,285)	(27,457)	(27,457)
Interest expense	(7,133)	(7,133)	(4,214)	(4,214)
Bank fees	(103)	(103)	(138)	(138)

Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	(32,521)	(32,521)	(31,609)	(31,609)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	-	-	2,360	2,360
Operating expenses	(103,054)	(103,054)	(103,015)	(103,015)
Management fee	(345,478)	(345,478)	(303,919)	(303,919)
Performance fee	(66,251)	(66,251)	-	-
Sales commissions	(344,792)	(344,792)	(303,409)	(303,409)
Sponsor fee	(86,198)	(86,198)	(75,854)	(75,854)

Net investment income/(loss)	(945,773)	(945,773)	(783,837)	(783,837)

Total net investment income/(loss)	(978,294)	(978,294)	(815,446)	(815,446)

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	2,744,507	2,744,507	(287,796)	(287,796)
Net increase/(decrease) in unrealized appreciation/(depreciation)	(2,056,885)	(2,056,885)	2,815,774	2,815,774

Total realized and unrealized gain/(loss)
allocated from AlphaMetrix Aspect Fund - MT0001	687,622	687,622	2,527,978	2,527,978

Net increase/(decrease) in net assets resulting from operations	$(290,672)	$(290,672)	$1,712,532	$1,712,532

Weighted average number of units outstanding	53,656	53,656	53,288	53,288

Net income/(loss) per weighted average unit	$(5.42)	$(5.42)	$32.14	$32.14

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Changes in Members’ Capital
For the three months ended March 31, 2011 and 2010
(Unaudited)

For the three months ended March 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	8,787,217	6,938.61	-	-	8,787,217	6,938.61	8,787,217	6,938.61
Members’ redemptions	(2,673,879)	(2,117.15)	-	-	(2,673,879)	(2,117.15)	(2,673,879)	(2,117.15)
Net investment income/(loss)	(978,150)	-	(144)	-	(978,294)	-	(978,294)	-
Net realized and unrealized gain/(loss) allocated from
AlphaMetrix Aspect Fund - MT0001	687,522	-	100	-	687,622	-	687,622	-
Members’ capital at March 31, 2011	$69,662,522	55,099.38	$10,266	8.12	$69,672,788	55,107.50	$69,672,788	55,107.50

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(5.432)		(5.432)
Net asset value per unit at March 31, 2011	$1,264.307		$1,264.307

For the three months ended March 31, 2010	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	2,189,706	1,945.41	-	-	2,189,706	1,945.41	2,189,706	1,945.41
Members’ redemptions	(1,826,264)	(1,591.04)	-	-	(1,826,264)	(1,591.04)	(1,826,264)	(1,591.04)
Net investment income/(loss)	(815,321)	-	(125)	-	(815,446)	-	(815,446)	-
Net realized and unrealized gain/(loss) allocated from
AlphaMetrix Aspect Fund - MT0001	2,527,597	-	381	-	2,527,978	-	2,527,978	-
Members’ capital at March 31, 2010	$61,574,548	52,702.03	$9,487	8.12	$61,584,035	52,710.15	$61,584,035	52,710.15

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	31.743		31.743
Net asset value per unit at March 31, 2010	$1,168.352		$1,168.352

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(1)	Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”) and Registered Transfer Agent (“RTA”), and is a member of the National Futures Association (“NFA”). The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series” or “Series”) is the only “segregated series” of the Platform. Since the Aspect Series is the Platform’s only segregated series, references to the Aspect Series also include the Platform unless otherwise noted. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Platform and Aspect Series were changed from UBS Managed Futures LLC and UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC and AlphaMetrix Managed Futures LLC (Aspect Series), respectively. The Platform and Aspect Series are governed in accordance with the Confidential Disclosure Document dated January 31, 2011 (the “Confidential Disclosure Document”). All capitalized terms used but not defined herein are defined in the Confidential Disclosure Document.

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. As of the year ended December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of March 31, 2011 and 2010, the Aspect Series held an interest in the Master Fund of approximately 88% and 95%, respectively.

The Master Fund engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Master Fund’s clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009). The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of March 31, 2011 (unaudited) and December 31, 2010 and the results of its operations and its changes in members’ capital for the three months ended March 31, 2011 and 2010 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the

Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Change in Accounting Methodology

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series no longer consolidates the non wholly owned Master Funds over which it has a controlling financial interest. Rather, Aspect Series applies investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non wholly owned Master Fund over which it currently has a controlling financial interest.

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

While for the financial statements as of and for the year ended December 31, 2010, the Aspect Series does not consolidate the Master Fund, the Aspect Series did consolidate the Master Fund for the unaudited financial statements as of and for the three months ended March 31, 2010. Consistent with the requirements of ASC 250, Accounting Changes and Error Corrections, for the unaudited financial statements as of and for the three months ended March 31, 2010, to be comparable to the unaudited financial statements as of and for the three months ended March 31, 2011 this change in accounting principle is being applied retrospectively as of January 1, 2010. Thus, the unaudited financial statements as of and for the three months ended March 31, 2010 have been restated and are presented under a Master fund-Feeder fund presentation. The impact of this change in accounting principle is described in the following paragraphs.

The effects of the changes upon the unaudited Statements of Financial Condition are as follows:

	March 31, 2010

	As Originally	As	Effect of
	Stated	Adjusted	Change
ASSETS
Equity in commodity trading account at clearing broker
Cash	$58,878,713	$-	$(58,878,713)
Investments representing unrealized appreciation/(depreciation) on open contracts, net	2,681,379	-	(2,681,379)
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	-	58,813,974	58,813,974
Cash at bank	5,334,580	4,746,622	(587,958)
Total Assets	$66,894,672	$63,560,596	$(3,334,076)

LIABILITIES

REDEMPTIONS PAYABLE	$935,889	$935,889	$-

SUBSCRIPTIONS RECEIVED IN ADVANCE	700,232	700,232	-

PAYABLES:
Accrued brokerage commissions	5,006	5,006	-
Accrued sales commission	104,632	104,632	-
Accrued sponsor's fee	26,158	26,158	-
Accrued management fee	104,807	-	(104,807)
Accrued operating costs	204,644	204,644	-
Interest payable, net	832	-	(832)
Total Liabilities	2,082,200	1,976,561	(105,639)

MEMBERS' CAPITAL
Members	61,574,548	61,574,548	-
Sponsor	9,487	9,487	-
Total Aspect Series members' capital	61,584,035	61,584,035	-

Noncontrolling interest	3,228,437	-	(3,228,437)
Total Members’ Capital	64,812,472	61,584,035	(3,228,437)

Total Liabilities and Members’ Capital	$66,894,672	$63,560,596	$(3,334,076)

	March 31, 2011

	As	As If	Effect of
	Reported	Consolidated	Change
ASSETS
Equity in commodity trading account at clearing broker
Cash	$-	$65,989,383	$65,989,383
Investments representing unrealized appreciation/(depreciation) on open contracts, net	-	1,308,169	1,308,169
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	60,300,423	-	(60,300,423)
Cash at bank	12,184,210	13,724,534	1,540,324
Total Assets	$72,484,633	$81,022,086	$8,537,453

LIABILITIES

REDEMPTIONS PAYABLE	$251,897	$251,897	$-

SUBSCRIPTIONS RECEIVED IN ADVANCE	2,117,492	2,117,492	-

PAYABLES:
Accrued sales commission	116,890	116,890	-
Accrued sponsor's fee	58,360	58,360	-
Accrued operating costs	267,206	270,604	(3,398)
Payable to trading advisor	-	207,421	(207,421)
Total Liabilities	2,811,845	3,022,664	210,819

MEMBERS' CAPITAL
Members	69,662,522	69,662,522	-
Sponsor	10,266	10,266	-
Total Aspect Series members' capital	69,672,788	69,672,788	-

Noncontrolling interest	-	8,326,634	8,326,634
Total Members’ Capital	69,672,788	77,999,422	8,326,634

Total Liabilities and Members’ Capital	$72,484,633	$81,022,086	$8,537,453

An unaudited Condensed Schedule of Investments was included in the financial statements prior to the restatement. However, subsequent to the change in accounting policy, an unaudited Condensed Schedule of Investments is not required as the investments are held by the Master Fund. The effects of the changes upon the unaudited Schedules of Investments are as follows:

	As Originally Reported			March 31, 2010 As Adjusted			Effect of Change
	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital		Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.11%	120	$69,947	0.00%	-	$-	(0.11	) %	(120)	$(69,947)
Energy	0.37	105	242,919	0.00	-	-	(0.37)		(105)	(242,919)
Interest Rates	0.00	322	1,052	0.00	-	-	0.00		(322)	(1,052)
Metals	0.24	77	152,347	0.00	-	-	(0.24)		(77)	(152,347)
Indices	0.24	173	157,587	0.00	-	-	(0.24)		(173)	(157,587)
Foreign
Agriculture	(0.01)	14	(3,500)	0.00	-	-	0.01		(14)	3,500
Indices	0.44	395	288,109	0.00	-	-	(0.44)		(395)	(288,109)
Interest Rates	1.61	1,600	1,041,116	0.00	-	-	(1.61)		(1,600)	(1,041,116)
Metals	0.50	70	323,758	0.00	-	-	(0.50)		(70)	(323,758)
	3.50		2,273,335	0.00		-	(3.50)			(2,273,335)
Short contracts
Domestic
Agriculture	0.21	334	136,858	0.00	-	-	(0.21)		(334)	(136,858)
Energy	0.16	37	105,660	0.00	-	-	(0.16)		(37)	(105,660)
Interest Rates	(0.01)	9	(4,875)	0.00	-	-	0.01		(9)	4,875
Foreign
Agriculture	0.02	81	14,783	0.00	-	-	(0.02)		(81)	(14,783)
Interest Rates	0.16	453	103,178	0.00	-	-	(0.16)		(453)	(103,178)
Metals	(0.03)	15	(22,656)	0.00	-	-	0.03		(15)	22,656
	0.51		332,948	0.00		-	(0.51)			(332,948)

Total futures contracts	4.01		2,606,283	0.00		-	(4.01)			(2,606,283)

FORWARD CURRENCY CONTRACTS:
Total forward currency
contracts long	0.06		37,034	0.00		-	(0.06)			(37,034)
Total forward currency
contracts short	0.06		38,062	0.00		-	(0.06)			(38,062)

Total forward currency
contracts	0.12		75,096	0.00		-	(0.12)			(75,096)

Net unrealized appreciation/(depreciation) on open contracts	4.13%		$2,681,379	0.00%		$-	(4.13	) %		$(2,681,379)

	As Reported			March 31, 2011 As if Consolidated			Effect of Change
	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts
FUTURES CONTRACTS:
Long contracts
Domestic
Futures Contracts
Agriculture	0.00%	-	$-	0.06%	211	$45,655	0.06%	211	$45,655
Currency	0.00	-	-	0.03	33	23,074	0.03	33	23,074
Energy	0.00	-	-	0.85	197	666,249	0.85	197	666,249
Indices	0.00	-	-	0.15	109	120,070	0.15	109	120,070
Interest Rates	0.00	-	-	(0.21)	335	(167,732)	(0.21)	335	(167,732)
Metals	0.00	-	-	0.40	51	308,855	0.40	51	308,855
Forward currency contracts
Forwards	0.00		-	(0.02)		(14,298)	(0.02)		(14,298)
Foreign
Futures Contracts
Agriculture	0.00	-	-	(0.02)	22	(16,875)	(0.02)	22	(16,875)
Indices	0.00	-	-	0.21	135	160,730	0.21	135	160,730
Interest Rates	0.00	-	-	(0.12)	582	(92,104)	(0.12)	582	(92,104)
Metals	0.00	-	-	(0.28)	92	(215,382)	(0.28)	92	(215,382)
Forward currency contracts
Forwards	0.00		-	0.37		287,086	0.37		287,086
	0.00		-	1.42		1,105,328	1.42		1,105,328
Short contracts
Domestic
Futures Contracts
Agriculture	0.00	-	-	(0.02)	6	(15,463)	(0.02)	6	(15,463)
Energy	0.00	-	-	(0.04)	20	(27,040)	(0.04)	20	(27,040)
Indices	0.00	-	-	0.01	2	6,200	0.01	2	6,200
Forward currency contracts
Forwards	0.00		-	0.30		233,754	0.30		233,754
Foreign
Futures Contracts
Interest Rates	0.00	-	-	0.37	713	288,556	0.37	713	288,556
Metals	0.00	-	-	(0.06)	32	(43,583)	(0.06)	32	(43,583)
Forward currency contracts
Forwards	0.00		-	(0.31)		(239,583)	(0.31)		(239,583)
	0.00		-	0.25		202,841	0.25		202,841

Net unrealized appreciation/(depreciation) on open contracts	0.00%		$-	1.67%		$1,308,169	1.67%		$1,308,169

The effects of the changes upon the unaudited Statements of Operations are as follows:

	Three Months Ended March 31, 2010
	As Originally	As	Effect of
	Reported	Adjusted	Change
NET INVESTMENT INCOME ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$-	$200	$200
Trading costs	-	(27,457)	(27,457)
Interest expense	-	(4,214)	(4,214)
Bank fees	-	(138)	(138)
Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	-	(31,609)	(31,609)

Trading gains (losses):
Net realized gain (loss)	(291,956)	-	291,956
Net change in unrealized
appreciation (depreciation) on open contracts	2,968,644	-	(2,968,644)
Brokerage commission	(28,885)	-	28,885
Net trading gains (losses)	2,647,803	-	(2,647,803)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	952	2,360	1,408
Operating costs	(103,161)	(103,015)	146
Management fee	(303,919)	(303,919)	-
Performance fee	-	-	-
Sales commission	(303,409)	(303,409)	-
Sponsor’s fee	(75,854)	(75,854)	-
Interest expense	(2,802)	-	2,802
Net investment income (loss)	(788,193)	(783,837)	4,356

Total net investment income/(loss)	(817,078)	(815,446)	1,632

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	-	(287,796)	(287,796)
Net increase/(decrease) in unrealized appreciation/(depreciation)	-	2,815,774	2,815,774

Total realized and unrealized gain/(loss)
allocated from AlphaMetrix Aspect Fund - MT0001	-	2,527,978	2,527,978

	1,859,610	-	(1,859,610)

Less: Net income (loss) attributable to noncontrolling interest	147,078	-	(147,078)

Net income (loss) attributable to Aspect Series	$1,712,532	$-	$(1,712,532)

Net increase/(decrease) in net assets resulting from operations	$-	$1,712,532	$1,712,532

	Three Months Ended March 31, 2011
	As	As if	Effect of
	Reported	Consolidated	Change
NET INVESTMENT INCOME ALLOCATED
FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$-	$-	$-
Trading costs	(25,285)	-	25,285
Interest expense	(7,133)	-	7,133
Bank fees	(103)	-	103
Net investment income allocated
from AlphaMetrix Aspect Fund - MT0001	(32,521)	-	32,521

Trading gains (losses):
Net realized gain (loss)	-	3,122,258	3,122,258
Net change in unrealized
appreciation (depreciation) on open contracts	-	(2,341,713)	(2,341,713)
Brokerage commission	-	(28,769)	(28,769)
Net trading gains (losses)	-	751,776	751,776

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	-	-	-
Operating costs	(103,054)	(103,171)	(117)
Management fee	(345,478)	(345,478)	-
Performance fee	(66,251)	(66,251)	-
Sales commission	(344,792)	(344,792)	-
Sponsor’s fee	(86,198)	(86,198)	-
Interest expense	-	(8,116)	(8,116)
Net investment income (loss)	(945,773)	(954,006)	(8,233)

Total net investment income/(loss)	(978,294)	-	978,294

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	2,744,507	-	(2,744,507)
Net increase/(decrease) in unrealized appreciation/(depreciation)	(2,056,885)	-	2,056,885

Total realized and unrealized gain/(loss)
allocated from AlphaMetrix Aspect Fund - MT0001	687,622	-	(687,622)

	-	(202,230)	(202,230)

Less: Net income (loss) attributable to noncontrolling interest	-	88,442	88,442

Net income (loss) attributable to Aspect Series	$-	$(290,672)	$(290,672)

Net increase/(decrease) in net assets resulting from operations	$(290,672)	$-	$290,672

The effects of the changes upon the unaudited Statements of Changes in Members’ Capital are as follows:

	Three Months Ended March 31, 2010 As Originally Reported
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78	$61,404,969	52,355.78
Members' subscriptions	2,189,706	1,945.41	-	-	-	n/a	2,189,706	1,945.41	2,189,706	1,945.41
Members' redemptions	(1,826,264)	(1,591.04)	-	-	-	n/a	(1,826,264)	(1,591.04)	(1,826,264)	(1,591.04)
Noncontrolling interest	-	-	-	-	1,184,451	n/a	1,184,451	-	1,184,451	-
Net income/(loss)	1,712,276	-	256	-	147,078	n/a	1,859,610	-	1,859,610	-
Members' capital at March 31, 2010	$61,574,548	52,702.03	$9,487	8.12	$3,228,437	n/a	$64,812,472	52,710.15	$64,812,472	52,710.15

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	31.743		31.743
Net asset value per unit at March 31, 2010	$1,168.352		$1,168.352

	As Adjusted
	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members' subscriptions	2,189,706	1,945.41	-	-	2,189,706	1,945.41	2,189,706	1,945.41
Members' redemptions	(1,826,264)	(1,591.04)	-	-	(1,826,264)	(1,591.04)	(1,826,264)	(1,591.04)
Net investment income/(loss)	(815,321)	-	(125)	-	(815,446)	-	(815,446)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	2,527,597	-	381	-	2,527,978	-	2,527,978	-
Members' capital at March 31, 2010	$61,574,548	52,702.03	$9,487	8.12	$61,584,035	52,710.15	$61,584,035	52,710.15

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	31.743		31.743
Net asset value per unit at March 31, 2010	$1,168.352		$1,168.352

	Effect of Change
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2010	$-	-	$-	-	$(1,896,908)	n/a	$(1,896,908)	-	$(1,896,908)	-
Members' subscriptions	-	-	-	-	-	n/a	-	-	-	-
Members' redemptions	-	-	-	-	-	n/a	-	-	-	-
Noncontrolling interest	-	-	-	-	(1,184,451)	n/a	(1,184,451)	-	(1,184,451)	-
Net investment income/(loss)	(815,321)	-	(125)	-	-	n/a	(815,446)	-	(815,446)	-
Net realized and unrealized gain/(loss)								-		-
allocated from AlphaMetrix								-		-
Aspect Fund - MT0001	2,527,597	-	381	-	-	n/a	2,527,978	-	2,527,978	-
Net income/(loss)	(1,712,276)	-	(256)	-	(147,078)	n/a	(1,859,610)	-	(1,859,610)	-
Members' capital at March 31, 2010	$-	-	$-	-	$(3,228,437)	n/a	$(3,228,437)	-	$(3,228,437)	-

Net asset value per unit at January 1, 2010	$-		$-
Change in net asset value per unit	-		-
Net asset value per unit at March 31, 2010	$-		$-

	Three Months Ended March 31, 2011

	As Reported
	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members' subscriptions	8,787,217	6,938.61	-	-	8,787,217	6,938.61	8,787,217	6,938.61
Members' redemptions	(2,673,879)	(2,117.15)	-	-	(2,673,879)	(2,117.15)	(2,673,879)	(2,117.15)
Noncontrolling interest	-	-	-	-		-		-
Net investment income/(loss)	(978,150)	-	(144)	-	(978,294)	-	(978,294)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	687,522	-	100	-	687,622	-	687,622	-
Members' capital at March 31, 2011	$69,662,522	55,099.38	$10,266	8.12	$69,672,788	55,107.50	$69,672,788	55,107.50

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(5.432)		(5.432)
Net asset value per unit at March 31, 2011	$1,264.307		$1,264.307

	As if Consolidated
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$8,236,721	n/a	$72,086,843	50,286.04	$72,086,843	50,286.04
Members' subscriptions	8,787,217	6,938.61	-	-	-	n/a	8,787,217	6,938.61	8,787,217	6,938.61
Members' redemptions	(2,673,879)	(2,117.15)	-	-	-	n/a	(2,673,879)	(2,117.15)	(2,673,879)	(2,117.15)
Noncontrolling interest	-	-	-	-	1,471	n/a	1,471	-	1,471	-
Net investment income/(loss)	(978,150)	-	(144)	-	(4,481)	n/a	(982,775)	-	(982,775)	-
Net realized and unrealized gain/(loss)
allocated from AlphaMetrix
Aspect Fund - MT0001	687,522	-	100	-	92,923	n/a	780,545	-	780,545	-
Members' capital at March 31, 2011	$69,662,522	55,099.38	$10,266	8.12	$8,326,634	n/a	$77,999,422	55,107.50	$77,999,422	55,107.50

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(5.432)		(5.432)
Net asset value per unit at March 31, 2011	$1,264.307		$1,264.307

	Effect of Change
	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members capital at January 1, 2011	$-	-	$-	-	$8,236,721	n/a	$8,236,721	-	$8,236,721	-
Members' subscriptions	-	-	-	-	-	n/a	-	-	-	-
Members' redemptions	-	-	-	-	-	n/a	-	-	-	-
Noncontrolling interest	-	-	-	-	1,471	n/a	1,471	-	1,471	-
Net investment income/(loss)	-	-	-	-	(4,481)	n/a	(4,481)	-	(4,481)	-
Net realized and unrealized gain/(loss)								-		-
allocated from AlphaMetrix								-		-
Aspect Fund - MT0001	-	-	-	-	92,923	n/a	92,923	-	92,923	-
Members' capital at March 31, 2011	$-	-	$-	-	$8,326,634	n/a	$8,326,634	-	$8,326,634	-

Net asset value per unit at January 1, 2011	$-		$-
Change in net asset value per unit	-		-
Net asset value per unit at March 31, 2011	$-		$-

(2)	Summary of Significant Accounting Policies

The accounting records for the Platform and Series are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Following is a summary of significant accounting policies consistently followed in the preparation of the financial statements. The Platform includes the accounts of the Aspect Series.

Investment

The Series invests substantially all of its assets in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The unaudited financial statements of the Master Fund are attached to this report as Exhibit 99.1 and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of March 31, 2011 and 2010, and December 31, 2010, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At March 31, 2011, the Series’ investment in the Master Fund was $60,300,423, approximately 87.87% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Receivable from the Master Fund

Represents amounts due from the Master Fund for redemptions effective March 31, 2011 and 2010 but paid subsequent to year end.

Cash

Cash is maintained in the custody of commercial banks.

Prepaid assets

Prepaid asset represents insurance contracts that are maintained by the Series. Premiums paid are capitalized and expensed over the term of the contract.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for Units effective subsequent to year end.

Redemptions payable

Redemptions payable are Unit redemptions effective March 31, 2011 and 2010 but paid subsequent to year end.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of March 31, 2011 and 2010, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since their respective inception date.

No provision has been made in the accompanying financial statements for U.S. federal or state income taxes. As the Series is a partnership for tax purposes, the Series’ Members are individually responsible for reporting income or loss based on such Investor’s share of the Series’ income and expenses as reported for income tax purposes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the allocation from the Master Fund of the Master Fund’s interest income/expense from its broker, or (2) interest income from the Series’ bank account.

Fair Value Measurements and Disclosures

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor or custodian in the absence of readily ascertainable market values.

The Series invests its assets in the Master Fund. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the financial statements of the Master Fund.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests substantially all of its assets in its Master Fund which engages in the speculative trading of U.S. and foreign futures contracts, options on futures contracts, and forward currency contracts (collectively “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the financial statements of the Master Fund. The Series does not directly trade derivatives.

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

Completed Subscription Agreements relative to each series must be received by the appropriate Selling Agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest. Members are initially issued units at $1,000 per unit as of the date of the commencement of operations and at the current Net Asset Value (“NAV”) for all dates thereafter.

Existing Members may make an additional investment by completing, and submitting to the Selling Agents, a short-form Subscription Agreement, as provided by the Sponsor.

The Sponsor, in its sole discretion and for any reason, may decline to accept the subscription of any prospective Member.

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the Net Asset Value per Unit at such Redemption Date. Redemption requests must be received by the 15th day of the calendar month of such Redemption Date or the following business day if the 15th is not a business day. The Sponsor may permit redemptions at other times and on shorter notice.

The Net Asset Value of redeemed Units is determined as of the Redemption Date for purposes of determining the redemption proceeds due to Members. Members will remain subject to fluctuations in such Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date. The Net Asset Value of Units on the designated Redemption Date may differ materially from the Net Asset Value of such Units as of the date on which an irrevocable redemption request must be submitted.

When Units are redeemed (or exchanged), any accrued fees (including performance fees) and expenses reduce the redemption proceeds paid to members.

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

(3)           Related Party Transactions

2011

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the Clearing Broker and former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $65,093 and $8,264 for the three months ended March 31, 2011 and 2010, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $344,792 and $303,409 for the three months ended March 31, 2011 and 2010, respectively, and accrued $116,890 and $104,632 owed to UBS FS and Credit Suisse Securities LLC at March 31, 2011 and 2010, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction. Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $86,198 and $75,854 for the three months ended March 31, 2011 and 2010, respectively, and accrued $58,360 and $26,158 payable to the Sponsor at March 31, 2011 and 2010, respectively.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the former sponsor for these costs. For financial reporting purposes in conformity with GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.00	$1,000.00
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,036	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,032	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307

Total return after performance fee, from the commencement of operations through the period ended March 31, 2011
				26.54%	26.43%
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

The Sponsor has retained outside service providers to supply certain services, including, without limitation, tax reporting, accounting, legal, and escrow services. Operating costs include the Series’ allocable share of the fees and expenses of such outside service providers.

Under signed agreement, the Trading Advisor for the Series receives a monthly Management Fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Sponsor’s Fees, Sales Commission or extraordinary fees accrued (including Performance Fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $345,478 and $303,919 for the three months ended March 31, 2011 and 2010, respectively, and accrued $0 owed to the Trading Advisor at March 31, 2011 and 2010, respectively.

Also, under signed agreement, the Trading Advisor receives a quarterly Performance Fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Administrative Fee, the Sponsor’s Fee and Sales Commission but after deducting the Management Fee. The Series incurred Performance Fees of $66,251 and $0 during the three months ended March 31, 2011 and 2010, respectively, and accrued $0 owed to the Trading Advisor at March 31, 2011 and 2010, respectively.

As the Management and Performance Fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of Management and Performance Fees owed to the Trading Advisor as of March 31, 2011 and 2010 are reflected on the Master Fund’s Statement of Financial Condition as Payable to Trading Advisor.

(5)           Trading Activities and Related Market and Credit Risk

Through its investment in the Master Fund, the Series engages in the speculative trading of U.S. and foreign futures contracts and forward contracts. This includes both financial and non-financial contracts held as part of a diversified trading strategy. The Series is exposed to both market risk and credit risk through its investment in the Master Fund. Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures and options on futures contracts, exchange for physical transactions, forward currency contracts and swap contracts (collectively, “derivatives”) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or over the counter (“OTC”). Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps, and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk is managed by the Master Fund Trading Advisor according to its trading program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain as reported in the Master Fund’s Condensed Statements of Financial Condition for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. This netting basis is executed across products and cash collateral when these provisions are specified in the netting agreement.

Purchase and sale of futures contracts requires margin deposits with the Clearing Broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Master Fund has a substantial portion of its assets on deposit with a counterparty. In the event of the counterparty’s insolvency, recovery of the Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

To evaluate and monitor counterparty risk of the Clearing Broker for each counterparty, the AlphaMetrix Risk Department initially evaluates the credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are monitored daily for downgrades whereby an investigation is initiated upon an adverse occurrence. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed for unfavorable results by the Risk Department.

(6)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2011 and 2010, respectively, in the table below.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

Regarding the information shown in the table below:

•
Per Unit operating performance is computed based upon the weighted-average net Unit for the period ended March 31, 2011 and 2010.  Total return is calculated as the change in the net asset value per Unit for the three months ended March 31, 2011 and 2010 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the three months ended March 31, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Members’ capital per Unit at beginning of period	$1,269.739	$1,136.609

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(18.232)	(15.303)
Net realized and unrealized gain on investments	12.800	47.046
Total from investment operations	(5.432)	31.743

Members’ capital per Unit at end of period	$1,264.307	$1,168.352

Total return:
Total return before performance fee	(0.33%)	2.79%
Performance fee	(0.10%)	0.00%
Total return after performance fee	(0.43%)	2.79%

Ratios to average Members’ capital
Net investment loss	(5.47%)	(5.40%)

Expenses:
Expenses	5.37%	5.41%
Performance fee	0.10%	0.00%
Total expenses	5.47%	5.41%

(7)         Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for the matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to March 31, 2011, Members subscribed $2,117,492 (of which $2,117,492 represents subscriptions received in advance as of March 31, 2011) and redeemed $251,897 (of which $251,897 represents redemptions payable at March 31, 2011) through the issue date of the financial statements on May 13, 2011.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with GAAP, except with respect to estimated organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Financial Statements

– (3) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

In order to satisfy the Sponsor’s obligations under applicable anti-money laundering laws and regulations, investors will be required to make certain representations, warranties and covenants in the AlphaMetrix Managed Futures LLC Subscription Agreement concerning the nature of the investor, its investment in the Series and certain other related matters. In addition, the Sponsor reserves the right to request such additional information from investors as the Sponsor, in its sole discretion, requires in order to satisfy its anti-money laundering obligations. By subscribing for Units, each Member agrees to provide such information to the Sponsor upon its request.

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

Liquidity

Virtually all of the Series’ capital is held in cash at a bank or invested in the Master Fund. The Series’ investment in the Master Fund is held as cash or investment at the Master Fund’s Clearing Broker and used to margin the futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses. The Series does not maintain any sources of financing other than that made available by the Master Fund’s Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Master Fund pays prevailing market rates for such borrowings.

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of March 31, 2011 and 2010 was restricted cash for margin requirements of $7,837,363 and $6,344,788, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through March 31, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $2,673,879 (2,117.15 units) and $1,826,264 (1,591.04 units) for the three months ended March 31, 2011 and 2010, respectively, of which $251,897 remained unpaid and is included in redemptions payable to investors in the Series at March 31, 2011.

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

The Master Fund’s Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Master Fund is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and seeks to control market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the satisfaction of the obligations may exceed the amount recognized in the Master Fund’s Condensed Statement of Financial Condition, however, the Series exposure to such risk is limited to its investment in the Master Fund.

Due to the nature of the Series’ business, a substantial portion of the Series’ assets are represented by cash except for that portion of the Series’ assets invested in the Master Fund, while the Series maintains its market exposure, via its investment in the Master Fund, through open futures and forward contract positions.

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

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Series’ profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, in which the Series is likely to suffer losses.

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”).  The Program is a broadly diversified global trading system that deploys multiple trading strategies that seeks to identify and exploit directional moves in market behavior of a broad range of global financial instruments on a variety of underlying interests including but not limited to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification.  The Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

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

The Master Fund’s account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Broker, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. Dollars (“USD”); and (g) the particular futures contracts traded by the Series’ account.  Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck Limited (“AHL”), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown to a team of over 110 employees and manages approximately $4.1 billion as of October 29, 2010.  The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator.  The Trading Advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004.  The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital.  On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital.  As of March 31, 2011, the Series had a capitalization of $69,735,670 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending March 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2011, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended March 31, 2011 with a year-to-date loss of (0.46%), based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

January 1, 2011 to March 31, 2011

The Series posted a (1.15%) loss for the month ending March 31, 2011, a loss of (0.46%) for the three months ended March 31, 2011 and an overall gain of 26.54% for the Series from the inception of trading on March 16, 2007 through March 31, 2011 (not annualized and based on net asset value per unit for all other purposes).

The Series returned (1.15%) in March.  The month began positively with long positions in oil and the products making gains as the Libyan turmoil continued. However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data. On March 11, 2011, the worst earthquake and tsunami in Japanese history devastated the country. Japanese equities sold off sharply, resulting in the Series’ long positions in the Nikkei and Topix being the month’s worst performers. The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced. Agricultural markets also sold off to the detriment of the Series' long positions. Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs. Strong US economic data released later in the month enabled the Series to recoup some of its earlier losses from stock indices and commodities. Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the USD, to the benefit of the Series. These expectations also resulted in gains from the Series’ short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the US Federal Reserve announced that they would begin unwinding some stimulus measures.

The Series posted a 2.28% return for the month ending February 28, 2011, a 0.70% gain for the year to date as of February 28, 2011 and an overall gain of 28.02% for the Series from the inception of trading on March 16, 2007 to February 28, 2011 (not annualized).

The Series returned 2.28% in February.  Following robust economic and earnings data, global stock markets rose at the start of the month with the S&P 500 pushing above the 1,300 level and doubling the low achieved in March 2009.  However, tension in North Africa and the Middle East increased towards the end of the month, causing the oil price to soar.  The Series made gains from its long positions in oil and its products, making energies the top sector for the month.  In response to the geopolitical concerns, stock markets sold off and the Series gave back some of its earlier profits from stock indices.  Metals prices generally increased during the month.  Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high.  Gains were partly offset by losses from the fixed income sectors.  Bonds rallied amid the flight to safety, to the detriment of the Series' short positions in the sector.  Commodity-linked currencies found support as the political turmoil boosted raw materials prices.  Profits were also seen from the Series' net short exposure to the USD as it lost ground against several currencies including Sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the US Federal Reserve.

The Series posted a (1.55%) loss for the month of January 2011 and an overall gain of 25.16% for the Series from the inception of trading on March 16, 2007 to January 31, 2011 (not annualized).

The Series returned (1.55%) in January. There were two main themes that drove markets during the month: civil unrest in North Africa and increased concerns about inflation. The People’s Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Meanwhile, in Europe, ECB President Jean-Claude Trichet signalled a potential for interest rate increases in the Eurozone after inflation data exceeded forecasts. The Series incurred losses from its long Euribor and Schatz holdings but benefited from a weaker Euro. In addition, the bonds sector saw losses from the short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. In commodities, the main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during the month. By contrast, the energies sector was the month's best performer. Concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the Series’ long positions across the oils complex. In agriculturals, the Series’ long positions continued to generate positive performance as prices in grains and softs moved upwards, further fuelling the inflation debate.

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

The Series ended March 31, 2010 with a year-to-date return of 2.76%, based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

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

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity through its investment in the Master Fund and interest income.

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Broker.  On assets held in USD, the Clearing Broker credits the Series with interest at the prevailing Federal Funds Rate less 50 basis points per annum.  In the case of non-USD instruments, the Clearing Broker lends to the Series all required non-U.S. currencies at a local short-term interest rate plus a spread of up to 100 basis points per annum (at current rates).  For deposits held in non-U.S. currencies, the Clearing Broker credits the local short-term interest rate less a spread of up to 200 basis points per annum (at current rates).

The Series’ management, Sponsor’s and administrative fees and the sales commissions are a constant percentage of the Series’ net asset value for all other purposes.  Brokerage commissions represent the Series’ proportionate share of the Master Fund’s Brokerage commissions. Master Fund Brokerage commissions are based on the volume of trades executed and cleared on behalf of the Master Fund. The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, calculated at the Series level, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

Most of the instruments traded by the Master Fund are highly liquid and can generally be closed out immediately, so that unrealized profits can generally be realized quickly if the relevant positions are closed out.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Item 3.03(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A:  Risk Factors

Not required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the redemptions by Members during the first quarter of 2011:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2011	1,173.68	$1,251.614
February 28, 2011	744.41	$1,280.188
March 31, 2011	199.06	$1,265.448

Total	2,117.15

Item 3:  Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

(a)           None.
(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
****10.8	Administration Agreement Assignment
*****21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) (unaudited) for the three months ended March 31, 2011 and 2010.

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Incorporated by reference to the Series’ Form 10-K previously filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures LLC on behalf of itself and its series, Aspect Series, by the undersigned thereunto duly authorized.

Dated: May 13, 2011

ALPHAMETRIX MANAGED FUTURES LLC

By:  AlphaMetrix, LLC
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer