Form 10-Q
period 2011-06-30
AlphaMetrix Managed Futures LLC
filed 2011-08-12
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2011 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition
As of June 30, 2011 (Unaudited) and December 31, 2010

	AlphaMetrix Managed Futures LLC (Aspect Series) June 30, 2011	AlphaMetrix Managed Futures LLC June 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2010	AlphaMetrix Managed Futures LLC December 31, 2010

ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$58,996,602	$58,996,602	$59,446,550	$59,446,550
Cash at bank	14,132,425	14,132,425	9,455,470	9,455,470
Prepaid assets	—	—	4,271	4,271

Total Assets	$73,129,027	$73,129,027	$68,906,291	$68,906,291

LIABILITIES

REDEMPTIONS PAYABLE	$976,921	$976,921	$3,245,432	$3,245,432

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,758,938	1,758,938	1,427,344	1,427,344
PAYABLES:
Accrued sales commission	118,772	118,772	112,192	112,192
Accrued sponsor’s fee	29,693	29,693	28,048	28,048
Accrued operating costs and administrative fee	153,477	153,477	243,153	243,153

Total Liabilities	3,037,801	3,037,801	5,056,169	5,056,169

MEMBERS’ CAPITAL
Members (57,595.47 and 50,277.92 units outstanding at June 30, 2011 and December 31, 2010, respectively, unlimited units authorized)	70,081,347	70,081,347	63,839,812	63,839,812
Sponsor (8.12 units outstanding at June 30, 2011 and December 31, 2010, respectively, unlimited units authorized)	9,879	9,879	10,310	10,310

Total Members’ Capital	70,091,226	70,091,226	63,850,122	63,850,122

Total Liabilities and Members’ Capital	$73,129,027	$73,129,027	$68,906,291	$68,906,291

NET ASSET VALUE PER UNIT
Members	$1,216.786	$1,216.786	$1,269.739	$1,269.739
Sponsor	1,216.786	1,216.786	1,269.739	1,269.739

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(Unaudited)

	2011

	Aspect Series April 1, 2011 through June 30, 2011	AlphaMetrix Managed Futures LLC April 1, 2011 through June 30, 2011	Aspect Series January 1, 2011 through June 30, 2011	AlphaMetrix Managed Futures LLC January 1, 2011 through June 30, 2011

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$—	$—
Trading costs	(29,368)	(29,368)	(54,653)	(54,653)
Interest expense	(7,315)	(7,315)	(14,448)	(14,448)
Bank fees	—	—	(103)	(103)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(36,683)	(36,683)	(69,204)	(69,204)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(104,854)	(104,854)	(207,908)	(207,908)
Management fee	(365,084)	(365,084)	(710,562)	(710,562)
Performance fee	(4,391)	(4,391)	(70,642)	(70,642)
Sales commissions	(364,468)	(364,468)	(709,260)	(709,260)
Sponsor fee	(91,117)	(91,117)	(177,315)	(177,315)

Net investment loss	(929,914)	(929,914)	(1,875,687)	(1,875,687)

Total net investment loss	(966,597)	(966,597)	(1,944,891)	(1,944,891)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(788,718)	(788,718)	1,955,789	1,955,789
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,056,944)	(1,056,944)	(3,113,829)	(3,113,829)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,845,662)	(1,845,662)	(1,158,040)	(1,158,040)

Net increase/(decrease) in net assets resulting from operations	$(2,812,259)	$(2,812,259)	$(3,102,931)	$(3,102,931)

Weighted average number of units outstanding	57,148	57,148	55,402	55,402

Net income/(loss) per weighted average unit	$(49.21)	$(49.21)	$(56.01)	$(56.01)

(Continued)
See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(Unaudited)

	2010

	Aspect Series April 1, 2010 through June 30, 2010	AlphaMetrix Managed Futures LLC April 1, 2010 through June 30, 2010	Aspect Series January 1, 2010 through June 30, 2010	AlphaMetrix Managed Futures LLC January 1, 2010 through June 30, 2010

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$200	$200
Trading costs	(29,001)	(29,001)	(56,458)	(56,458)
Interest expense	(4,523)	(4,523)	(8,737)	(8,737)
Bank fees	—	—	(138)	(138)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(33,524)	(33,524)	(65,133)	(65,133)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	1,905	1,905	4,265	4,265
Operating expenses	(103,793)	(103,793)	(206,808)	(206,808)
Management fee	(305,564)	(305,564)	(609,483)	(609,483)
Performance fee	—	—	—	—
Sales commissions	(305,051)	(305,051)	(608,460)	(608,460)
Sponsor fee	(76,263)	(76,263)	(152,115)	(152,115)

Net investment loss	(788,766)	(788,766)	(1,572,601)	(1,572,601)

Total net investment loss	(822,290)	(822,290)	(1,637,734)	(1,637,734)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	1,232,816	1,232,816	945,020	945,020
Net increase/(decrease) in unrealized appreciation/(depreciation)	(958,223)	(958,223)	1,857,551	1,857,551

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	274,593	274,593	2,802,571	2,802,571

Net increase/(decrease) in net assets resulting from operations	$(547,697)	$(547,697)	$1,164,837	$1,164,837

Weighted average number of units outstanding	52,166	52,166	52,727	52,727

Net income/(loss) per weighted average unit	$(10.50)	$(10.50)	$22.09	$22.09

(Concluded)
See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the six months ended June 30, 2011 and 2010
(Unaudited)

For the six months ended June 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	13,669,211	10,758.32	—	—	13,669,211	10,758.32	13,669,211	10,758.32
Members’ redemptions	(4,325,176)	(3,440.77)	—	—	(4,325,176)	(3,440.77)	(4,325,176)	(3,440.77)
Net investment income/(loss)	(1,944,607)	—	(284)	—	(1,944,891)	—	(1,944,891)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,157,893)	—	(147)	—	(1,158,040)	—	(1,158,040)	—

Members’ capital at June 30, 2011	$70,081,347	57,595.47	$9,879	8.12	$70,091,226	57,603.59	$70,091,226	57,603.59

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(52.953)		(52.953)

Net asset value per unit at June 30, 2011	$1,216.786		$1,216.786

For the six months ended June 30, 2010	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	3,234,075	2,839.63	—	—	3,234,075	2,839.63	3,234,075	2,839.63
Members’ redemptions	(5,333,204)	(4,596.42)	—	—	(5,333,204)	(4,596.42)	(5,333,204)	(4,596.42)
Net investment income/(loss)	(1,637,479)	—	(255)	—	(1,637,734)	—	(1,637,734)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	2,802,147	—	424	—	2,802,571	—	2,802,571	—

Members’ capital at June 30, 2010	$58,564,369	50,590.87	$9,400	8.12	$58,573,769	50,598.99	$58,573,769	50,598.99

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	20.998		20.998

Net asset value per unit at June 30, 2010	$1,157.607		$1,157.607

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

(1)	Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform” or the “Fund”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”) and Registered Transfer Agent (“RTA”), and is a member of the National Futures Association (“NFA”). The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series” or “Series”) is the only “segregated series” of the Platform. Since the Aspect Series is the Platform’s only segregated series, references to the Aspect Series also include the Platform unless otherwise noted. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Platform and Aspect Series were changed from UBS Managed Futures LLC and UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC and AlphaMetrix Managed Futures LLC (Aspect Series), respectively. The Platform and Aspect Series are governed in accordance with the Confidential Disclosure Document dated January 31, 2011 (the “Confidential Disclosure Document”). All capitalized terms used but not defined herein are defined in the Confidential Disclosure Document.

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. As of the year ended December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of June 30, 2011 and 2010, the Aspect Series held an interest in the Master Fund of approximately 87% and 97%, respectively.

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

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of June 30, 2011 (unaudited) and December 31, 2010 and the results of its operations and its changes in members’ capital for the three and six months ended June 30, 2011 and 2010 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Change in Accounting Methodology

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series no longer consolidates the non wholly owned Master Fund over which it has a controlling financial interest. Rather, Aspect Series applies investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non wholly owned Master Fund over which it currently has a controlling financial interest.

The Sponsor acquired the Aspect Series on November 1, 2008. Prior to the Aspect Series’ acquisition by the Sponsor, the Aspect Series was the sole Feeder Fund (and thus the sole owner) of the Master Fund, and there was no expectation by the former sponsor to have any other investors in the Master Fund. The Aspect Series did not hold any investments other than its investment in the Master Fund. On December 1, 2009, subsequent to acquiring the Aspect Series, the Sponsor established a second fund to serve as a feeder to the Master Fund. Furthermore, the Sponsor believes that the establishment of additional segregated series (feeder funds) for the Platform was likely. Although the Aspect Series continues to maintain a significant controlling financial interest in the Master Fund, and thus consolidation of the Master Fund remains appropriate, the Sponsor believes the presentation for a Master fund-Feeder fund structure described in ASC 946 is preferable to such consolidated presentation. Specifically, the Sponsor observes that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one Feeder Fund and that such presentation provides users of the Aspect Series with a clearer depiction of its investment in the Master Fund. Furthermore, such presentation is consistent with the presentation method used by the Sponsor for all other Master fund-Feeder fund structures in which a Master Fund is not wholly owned by the Feeder Fund and for which it is the Sponsor.

While for the financial statements as of and for the year ended December 31, 2010, the Aspect Series did not consolidate the Master Fund, the Aspect Series did consolidate the Master Fund for the unaudited financial statements as of and for the six months ended June 30, 2010. Consistent with the requirements of ASC 250, Accounting Changes and Error Corrections, for the unaudited financial statements as of and for the six months ended June 30, 2010, to be comparable to the unaudited financial statements as of and for the six months ended June 30, 2011 this change in accounting principle is being applied retrospectively as of January 1, 2010. Thus, the unaudited financial statements as of and for the six months ended June 30, 2010 have been restated and are presented under a Master fund-Feeder fund presentation. The impact of this change in accounting principle is described in the following paragraphs.

The effects of the changes upon the unaudited Statements of Financial Condition are as follows:

	June 30, 2010

	As Originally Stated	As Adjusted	Effect of Change

ASSETS
Equity in commodity trading account at clearing broker
Cash	$59,806,299	$—	$(59,806,299)
Investments representing unrealized appreciation/(depreciation) on open contracts, net	1,672,849	—	(1,672,849)
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	—	57,379,479	57,379,479
Cash at bank	2,554,404	2,153,096	(401,308)

Total Assets	$64,033,552	$59,532,575	$(4,500,977)

LIABILITIES

REDEMPTIONS PAYABLE	$362,725	$362,725	$—

SUBSCRIPTIONS RECEIVED IN ADVANCE	261,728	261,728	—

PAYABLES:
Accrued brokerage commissions	5,006	5,006	—
Accrued sales commission	98,620	98,620	—
Accrued sponsor’s fee	24,655	24,655	—
Accrued management fee	98,786	—	(98,786)
Accrued operating costs	206,072	206,072	—
Interest payable, net	1,875	—	(1,875)

Total Liabilities	1,059,467	958,806	(100,661)

MEMBERS’ CAPITAL
Members	58,564,369	58,564,369	—
Sponsor	9,400	9,400	—

Total Aspect Series members’ capital	58,573,769	58,573,769	—

Noncontrolling interest	4,400,316	—	(4,400,316)

Total Members’ Capital	62,974,085	58,573,769	(4,400,316)

Total Liabilities and Members’ Capital	$64,033,552	$59,532,575	$(4,500,977)

	June 30, 2011

	As Reported	As If Consolidated	Effect of Change

ASSETS
Equity in commodity trading account at clearing broker
Cash	$—	$65,044,634	$65,044,634
Investments representing unrealized appreciation/(depreciation) on open contracts, net	—	101,180	101,180
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	58,996,602	—	(58,996,602)
Cash at bank	14,132,425	16,938,935	2,806,510

Total Assets	$73,129,027	$82,084,749	$8,955,722

LIABILITIES

REDEMPTIONS PAYABLE	$976,921	$976,921	$—

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,758,938	1,758,938	—

PAYABLES:
Accrued sales commission	118,772	118,772	—
Accrued sponsor’s fee	29,693	29,693	—
Accrued operating costs	153,477	156,096	2,619
Payable to broker	—	300,000	300,000
Payable to trading advisor	—	140,532	140,532

Total Liabilities	3,037,801	3,480,952	443,151

MEMBERS’ CAPITAL
Members	70,081,347	70,081,347	—
Sponsor	9,879	9,879	—

Total Aspect Series members’ capital	70,091,226	70,091,226	—

Noncontrolling interest	—	8,512,571	8,512,571

Total Members’ Capital	70,091,226	78,603,797	8,512,571

Total Liabilities and Members’ Capital	$73,129,027	$82,084,749	$8,955,722

An unaudited Condensed Schedule of Investments was included in the financial statements prior to the restatement. However, subsequent to the change in accounting policy, an unaudited Condensed Schedule of Investments is not required as the investments are held by the Master Fund. The effects of the changes upon the unaudited Schedules of Investments are as follows:

	As Originally Reported			June 30, 2010 As Adjusted			Effect of Change

	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.01%	71	$3,513	0.00%	—	$—	(0.01)%	(71)	$(3,513)
Energy	0.00	—	—	0.00	—	—	0.00	—	—
Interest Rates	1.31	775	827,568	0.00	—	—	(1.31)	(775)	(827,568)
Metals	0.15	26	95,275	0.00	—	—	(0.15)	(26)	(95,275)
Indices	(0.01)	1	(3,585)	0.00	—	—	0.01	(1)	3,585
Foreign
Agriculture	0.03	45	16,502	0.00	—	—	(0.03)	(45)	(16,502)
Indices	(0.14)	89	(87,083)	0.00	—	—	0.14	(89)	87,083
Interest Rates	1.90	1,622	1,194,773	0.00	—	—	(1.90)	(1,622)	(1,194,773)
Metals	0.00	10	(2,800)	0.00	—	—	0.00	(10)	2,800

	3.25		2,044,163	0.00		—	(3.25)		(2,044,163)
Short contracts
Domestic
Agriculture	0.00	216	(2,925)	0.00	—	—	0.00	(216)	2,925
Energy	0.39	87	247,039	0.00	—	—	(0.39)	(87)	(247,039)
Indices	0.07	21	42,275	0.00	—	—	(0.07)	(21)	(42,275)
Metals	0.01	2	3,393	0.00	—	—	(0.01)	(2)	(3,393)
Foreign
Agriculture	0.00	4	(156)	0.00	—	—	0.00	(4)	156
Indices	0.29	74	183,993	0.00	—	—	(0.29)	(74)	(183,993)
Interest Rates	(0.03)	66	(18,312)	0.00	—	—	0.03	(66)	18,312
Metals	(0.11)	48	(67,321)	0.00	—	—	0.11	(48)	67,321

	0.62		387,986	0.00		—	(0.62)		(387,986)

Total futures contracts	3.87		2,432,149	0.00		—	(3.87)		(2,432,149)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	(0.94)		(594,452)	0.00		—	0.94		594,452
Total forward currency contracts short	(0.26)		(164,848)	0.00		—	0.26		164,848

Total forward currency contracts	(1.20)		(759,300)	0.00		—	1.20		759,300

Net unrealized appreciation/(depreciation) on open contracts	2.67%		$1,672,849	0.00%		$—	(2.67)%		$(1,672,849)

	As Reported			June 30, 2011 As if Consolidated			Effect of Change

	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Futures Contracts
Agriculture	0.00%	—	$—	0.00%	120	$3,587	0.00%	120	$3,587
Currency	0.00	—	—	0.00	31	2,328	0.00	31	2,328
Energy	0.00	—	—	0.03	52	20,065	0.03	52	20,065
Indices	0.00	—	—	0.10	74	79,736	0.10	74	79,736
Interest Rates	0.00	—	—	0.41	1,102	324,425	0.41	1,102	324,425
Metals	0.00	—	—	(0.05)	24	(43,033)	(0.05)	24	(43,033)
Foreign
Futures Contracts
Agriculture	0.00	—	—	(0.03)	14	(19,668)	(0.03)	14	(19,668)
Indices	0.00	—	—	0.09	56	74,248	0.09	56	74,248
Interest Rates	0.00	—	—	0.38	3,222	294,832	0.38	3,222	294,832
Metals	0.00	—	—	(0.02)	83	(19,397)	(0.02)	83	(19,397)

	0.00		—	0.91		717,123	0.91		717,123
Short contracts
Domestic
Futures Contracts
Agriculture	0.00	—	—	0.08	39	59,333	0.08	39	59,333
Energy	0.00	—	—	(0.01)	80	(9,590)	(0.01)	80	(9,590)
Indices	0.00	—	—	0.01	3	4,800	0.01	3	4,800
Metals	0.00	—	—	(0.01)	3	(4,680)	(0.01)	3	(4,680)
Foreign
Futures Contracts
Agriculture	0.00	—	—	(0.06)	19	(40,388)	(0.06)	19	(40,388)
Indices	0.00	—	—	(0.09)	35	(74,464)	(0.09)	35	(74,464)
Metals	0.00	—	—	(0.18)	49	(142,899)	(0.18)	49	(142,899)

	0.00		—	(0.26)		(207,888)	(0.26)		(207,888)

Total futures contracts	0.00		—	0.65		509,235	0.65		509,235

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.00		—	(0.31)		(240,227)	(0.31)		(240,227)
Total forward currency contracts short	0.00		—	(0.21)		(167,828)	(0.21)		(167,828)

Total forward currency contracts	0.00		—	(0.52)		(408,055)	(0.52)		(408,055)

Net unrealized appreciation/(depreciation) on open contracts	0.00%		$—	0.13%		$101,180	0.13%		$101,180

The effects of the changes upon the unaudited Statements of Operations are as follows:

	Three Months Ended June 30, 2010
	As Originally Reported	As Adjusted	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Trading costs	$—	$(29,001)	$(29,001)
Interest expense	—	(4,523)	(4,523)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	—	(33,524)	(33,524)

Trading gains (losses):
Net realized gain (loss)	1,298,682	—	(1,298,682)
Net change in unrealized appreciation (depreciation) on open contracts	(1,010,304)	—	1,010,304
Brokerage commission	(30,903)	—	30,903

Net trading gains (losses)	257,475	—	(257,475)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	1,905	1,905	—
Operating costs	(103,793)	(103,793)	—
Management fee	(305,564)	(305,564)	—
Sales commission	(305,051)	(305,051)	—
Sponsor’s fee	(76,263)	(76,263)	—
Interest expense	(4,818)	—	4,818

Net investment income (loss)	(793,584)	(788,766)	4,818

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	—	1,232,816	1,232,816
Net increase/(decrease) in unrealized appreciation/(depreciation)	—	(958,223)	(958,223)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	274,593	274,593

	(536,109)	—	536,109

Less: Net income (loss) attributable to noncontrolling interest	11,588	—	(11,588)

Net income (loss) attributable to Aspect Series	$(547,697)	$—	$547,697

Net increase/(decrease) in net assets resulting from operations	$—	$(547,697)	$(547,697)

	Six Months Ended June 30, 2010
	As Originally Reported	As Adjusted	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$200	$200
Trading costs	—	(56,458)	(56,458)
Interest expense	—	(8,737)	(8,737)
Bank fees	—	(138)	(138)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	—	(65,133)	(65,133)

Trading gains (losses):
Net realized gain (loss)	1,006,726	—	(1,006,726)
Net change in unrealized appreciation (depreciation) on open contracts	1,958,340	—	(1,958,340)
Brokerage commission	(59,788)	—	59,788

Net trading gains (losses)	2,905,278	—	(2,905,278)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	2,857	4,265	1,408
Operating costs	(206,954)	(206,808)	146
Management fee	(609,483)	(609,483)	—
Sales commission	(608,460)	(608,460)	—
Sponsor’s fee	(152,115)	(152,115)	—
Interest expense	(7,620)	—	7,620

Net investment income (loss)	(1,581,775)	(1,572,601)	9,174

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	—	945,020	945,020
Net increase/(decrease) in unrealized appreciation/(depreciation)	—	1,857,551	1,857,551

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	2,802,571	2,802,571

	1,323,503	—	(1,323,503)

Less: Net income (loss) attributable to noncontrolling interest	158,666	—	(158,666)

Net income (loss) attributable to Aspect Series	$1,164,837	$—	$(1,164,837)

Net increase/(decrease) in net assets resulting from operations	$—	$1,164,837	$1,164,837

	Three Months Ended June 30, 2011
	As Reported	As if Consolidated	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$—
Trading costs	(29,368)	—	29,368
Interest expense	(7,315)	—	7,315
Bank fees	—	—	—

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(36,683)	—	36,683

Trading gains (losses):
Net realized gain (loss)	—	(901,073)	(901,073)
Net change in unrealized appreciation (depreciation) on open contracts	—	(1,207,870)	(1,207,870)
Brokerage commission	—	(33,638)	(33,638)

Net trading gains (losses)	—	(2,142,581)	(2,142,581)

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	—	—	—
Operating costs	(104,854)	(104,854)	—
Management fee	(365,084)	(365,084)	—
Performance fee	(4,391)	(4,391)	—
Sales commission	(364,468)	(364,468)	—
Sponsor’s fee	(91,117)	(91,117)	—
Interest expense	—	(8,378)	(8,378)

Net investment income (loss)	(929,914)	(938,292)	(8,378)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(788,718)	—	788,718
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,056,944)	—	1,056,944

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,845,662)	—	1,845,662

	—	(3,080,873)	(3,080,873)

Less: Net income (loss) attributable to noncontrolling interest	—	(268,614)	(268,614)

Net income (loss) attributable to Aspect Series	$—	$(2,812,259)	$(2,812,259)

Net increase/(decrease) in net assets resulting from operations	$(2,812,259)	$—	$2,812,259

	Six Months Ended June 30, 2011
	As Reported	As if Consolidated	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$—
Trading costs	(54,653)	—	54,653
Interest expense	(14,448)	—	14,448
Bank fees	(103)	—	103

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(69,204)	—	69,204

Trading gains (losses):
Net realized gain (loss)	—	2,221,185	2,221,185
Net change in unrealized appreciation (depreciation) on open contracts	—	(3,549,583)	(3,549,583)
Brokerage commission	—	(62,407)	(62,407)

Net trading gains (losses)	—	(1,390,805)	(1,390,805)

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	—	—	—
Operating costs	(207,908)	(208,025)	(117)
Management fee	(710,562)	(710,562)	—
Performance fee	(70,642)	(70,642)	—
Sales commission	(709,260)	(709,260)	—
Sponsor’s fee	(177,315)	(177,315)	—
Interest expense	—	(16,494)	(16,494)

Net investment income (loss)	(1,875,687)	(1,892,298)	(16,611)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	1,955,789	—	(1,955,789)
Net increase/(decrease) in unrealized appreciation/(depreciation)	(3,113,829)	—	3,113,829

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,158,040)	—	1,158,040

	—	(3,283,103)	(3,283,103)

Less: Net income (loss) attributable to noncontrolling interest	—	(180,172)	(180,172)

Net income (loss) attributable to Aspect Series	$—	$(3,102,931)	$(3,102,931)

Net increase/(decrease) in net assets resulting from operations	$(3,102,931)	$—	$3,102,931

The effects of the changes upon the unaudited Statements of Changes in Members’ Capital are as follows:

Six Months Ended June 30, 2010

	As Originally Reported

	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed Futures LLC

	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78	$61,404,969	52,355.78
Members’ subscriptions	3,234,075	2,839.63	—	—	—	n/a	3,234,075	2,839.63	3,234,075	2,839.63
Members’ redemptions	(5,333,204)	(4,596.42)	—	—	—	n/a	(5,333,204)	(4,596.42)	(5,333,204)	(4,596.42)
Noncontrolling interest	—	—	—	—	2,344,742	n/a	2,344,742	—	2,344,742	—
Net income/(loss)	1,164,668	—	169	—	158,666	n/a	1,323,503	—	1,323,503	—

Members’ capital at June 30, 2010	$58,564,369	50,590.87	$9,400	8.12	$4,400,316	n/a	$62,974,085	50,598.99	$62,974,085	50,598.99

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	20.998		20.998

Net asset value per unit at June 30, 2010	$1,157.607		$1,157.607

	As Adjusted

	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	3,234,075	2,839.63	—	—	3,234,075	2,839.63	3,234,075	2,839.63
Members’ redemptions	(5,333,204)	(4,596.42)	—	—	(5,333,204)	(4,596.42)	(5,333,204)	(4,596.42)
Net investment income/(loss)	(1,637,479)	—	(255)	—	(1,637,734)	—	(1,637,734)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	2,802,147	—	424	—	2,802,571	—	2,802,571	—

Members’ capital at June 30, 2010	$58,564,369	50,590.87	$9,400	8.12	$58,573,769	50,598.99	$58,573,769	50,598.99

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	20.998		20.998

Net asset value per unit at June 30, 2010	$1,157.607		$1,157.607

	Effect of Change

	AlphaMetrix Managed Futures LLC (Aspect Series)
									AlphaMetrix Managed
	Members		Sponsor		Noncontrolling interest		Total		Futures LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	—	—	$—	—	$(1,896,908)	n/a	$(1,896,908)	—	$(1,896,908)	—
Members’ subscriptions	—	—	—	—	—	n/a	—	—	—	—
Members’ redemptions	—	—	—	—	—	n/a	—	—	—	—
Noncontrolling interest	—	—	—	—	(2,344,742)	n/a	(2,344,742)	—	(2,344,742)	—
Net investment income/(loss)	(1,637,479)	—	(255)	—	—	n/a	(1,637,734)	—	(1,637,734)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	2,802,147	—	424	—	—	n/a	2,802,571	—	2,802,571	—
Net income/(loss)	(1,164,668)	—	(169)	—	(158,666)	n/a	(1,323,503)	—	(1,323,503)	—

Members’ capital at June 30, 2010	$—	—	$—	—	$(4,400,316)	n/a	$(4,400,316)	—	$(4,400,316)	—

Net asset value per unit at January 1, 2010	$—		$—
Change in net asset value per unit	—		—

Net asset value per unit at June 30, 2010	$—		$—

Six Months Ended June 30, 2011

	As Reported

	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	13,669,211	10,758.32	—	—	13,669,211	10,758.32	13,669,211	10,758.32
Members’ redemptions	(4,325,176)	(3,440.77)	—	—	(4,325,176)	(3,440.77)	(4,325,176)	(3,440.77)
Noncontrolling interest	—	—	—	—	—	—	—	—
Net investment income/(loss)	(1,944,607)	—	(284)	—	(1,944,891)	—	(1,944,891)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,157,893)	—	(147)	—	(1,158,040)	—	(1,158,040)	—

Members’ capital at June 30, 2011	$70,081,347	57,595.47	$9,879	8.12	$70,091,226	57,603.59	$70,091,226	57,603.59

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(52.953)		(52.953)

Net asset value per unit at June 30, 2011	$1,216.786		$1,216.786

	As if Consolidated

	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed Futures LLC

	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$8,236,721	n/a	$72,086,843	50,286.04	$72,086,843	50,286.04
Members’ subscriptions	13,669,211	10,758.32	—	—	—	n/a	13,669,211	10,758.32	13,669,211	10,758.32
Members’ redemptions	(4,325,176)	(3,440.77)	—	—	—	n/a	(4,325,176)	(3,440.77)	(4,325,176)	(3,440.77)
Noncontrolling interest	—	—	—	—	456,022	n/a	456,022	—	456,022	—
Net investment income/(loss)	(1,944,607)	—	(284)	—	(9,814)	n/a	(1,954,705)	—	(1,954,705)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,157,893)	—	(147)	—	(170,358)	n/a	(1,328,398)	—	(1,328,398)	—

Members’ capital at June 30, 2011	$70,081,347	57,595.47	$9,879	8.12	$8,512,571	n/a	$78,603,797	57,603.59	$78,603,797	57,603.59

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(52.953)		(52.953)

Net asset value per unit at June 30, 2011	$1,216.786		$1,216.786

	Effect of Change

	AlphaMetrix Managed Futures LLC (Aspect Series)								AlphaMetrix Managed Futures LLC

	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$—	—	$—	—	$8,236,721	n/a	$8,236,721	—	$8,236,721	—
Members’ subscriptions	—	—	—	—	—	n/a	—	—	—	—
Members’ redemptions	—	—	—	—	—	n/a	—	—	—	—
Noncontrolling interest	—	—	—	—	456,022	n/a	456,022	—	456,022	—
Net investment income/(loss)	—	—	—	—	(9,814)	n/a	(9,814)	—	(9,814)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	—	—	—	(170,358)	n/a	(170,358)	—	(170,358)	—

Members’ capital at June 30, 2011	$—	—	$—	—	$8,512,571	n/a	$8,512,571	—	$8,512,571	—

Net asset value per unit at January 1, 2011	$—		$—
Change in net asset value per unit	—		—

Net asset value per unit at June 30, 2011	$—		$—

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2011 and 2010, and December 31, 2010, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At June 30, 2011, the Series’ investment in the Master Fund was $58,996,602, approximately 87.39% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Receivable from the Master Fund

Represents amounts due from the Master Fund for redemptions effective June 30, 2011 and December 31, 2010 but paid subsequent to that date. There were no such amounts receivable at June 30, 2011 or December 31, 2010.

Cash

Cash is maintained in the custody of commercial banks.

Prepaid assets

Prepaid assets represent insurance contracts that are maintained by the Series. Premiums paid are capitalized and expensed over the term of the contract.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for Units effective subsequent to period end.

Redemptions payable

Redemptions payable are Unit redemptions effective June 30, 2011 and December 31, 2010 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of June 30, 2011 and 2010, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

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

(3) Related Party Transactions

2011

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the Clearing Broker and former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $39,153 and $104,246 and $5,340 and $13,604 for the three and six months ended June 30, 2011 and 2010, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $709,260 and $608,460 for the six months ended June 30, 2011 and 2010, respectively, and accrued $118,772 and $98,620 owed to UBS FS and Credit Suisse Securities LLC at June 30, 2011 and 2010, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $91,117 and $177,315 and $76,263 and $152,115 for the three and six months ended June 30, 2011 and 2010, respectively, and accrued $29,693 and $24,655 payable to the Sponsor at June 30, 2011 and 2010, respectively.

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

Aspect Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value		Number of Units	Net Asset Value per Unit

	All Other Purposes	Financial Reporting		All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.00	$1,000.00
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,033	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786

Total return after performance fee, from the commencement of operations through the period ended June 30, 2011				21.76%	21.68%

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

Under signed agreement, the Trading Advisor for the Series receives a monthly Management Fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Sponsor’s Fees, Sales Commission or extraordinary fees accrued (including Performance Fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $710,562 and $609,483 for the six months ended June 30, 2011 and 2010, respectively, and accrued $0 owed to the Trading Advisor at June 30, 2011 and 2010, respectively.

Also, under signed agreement, the Trading Advisor receives a quarterly Performance Fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Administrative Fee, the Sponsor’s Fee and Sales Commission but after deducting the Management Fee. The Series incurred Performance Fees of $70,642 and $0 during the six months ended June 30, 2011 and 2010, respectively, no amounts were accrued and owed to the Trading Advisor at June 30, 2011 and 2010, respectively.

As the Management and Performance Fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of Management and Performance Fees owed to the Trading Advisor as of June 30, 2011 and 2010 are reflected on the Master Fund’s Statements of Financial Condition as Payable to Trading Advisor.

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

(6) Financial Highlights

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2011 and 2010, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

          Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended June 30, 2011 and 2010. Total return is calculated as the change in the net asset value per Unit for the six months ended June 30, 2011 and 2010 and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the six months ended June 30, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Members’ capital per Unit at beginning of period	$1,269.739	$1,136.609

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(35.105)	(31.061)
Net realized and unrealized gain on investments	(17.848)	52.059

Total from investment operations	(52.953)	20.998

Members’ capital per Unit at end of period	$1,216.786	$1,157.607

Total return:
Total return before performance fee	(4.07%)	1.85%
Performance fee	(0.10%)	0.00%

Total return after performance fee	(4.17%)	1.85%

Ratios to average Members’ capital
Net investment loss	(5.46%)	(5.41%)

Expenses:
Expenses	5.36%	5.42%
Performance fee	0.10%	0.00%

Total expenses	5.46%	5.42%

(7) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for the matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to June 30, 2011, Members subscribed $2,167,288 (of which $1,758,938 represents subscriptions received in advance as of June 30, 2011) and redeemed $4,552,738 (of which $976,921 represents redemptions payable at June 30, 2011) through the issue date of the financial statements on August 12, 2011.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2011 and 2010 was restricted cash for margin requirements of $8,933,326 and $4,602,425, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through June 30, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $4,325,176 (3,440.77 units) and $5,333,204 (4,596.42 units) for the six months ended June 30, 2011 and 2010, respectively, of which $976,921 remained unpaid and is included in redemptions payable to investors in the Series at June 30, 2011.

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

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the fair market values of the futures and forward contracts or the satisfaction of the obligations may exceed the amount recognized in the Master Fund’s Condensed Statement of Financial Condition, however, the Series exposure to such risk is limited to its investment in the Master Fund.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of June 30, 2011, the Series had a capitalization of $70,137,681 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended June 30, 2011

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2011, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended June 30, 2011 with a year-to-date loss of (4.23%), based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

April 1, 2011 to June 30, 2011

The Series posted a (3.12%) loss for the month ended June 30, 2011, a loss of (3.78%) and (4.23%) for the three and six months ended June 30, 2011 and an overall gain of 21.76% for the Series from the inception of trading on March 16, 2007 through June 30, 2011 (not annualized and based on net asset value per unit for all other purposes).

The Series lost 3.12% in June. Greek sovereign debt concerns combined with the US Federal Reserve’s downward revision of growth forecasts led to broad risk aversion towards the middle of the month. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the Series made losses as stock markets and commodities declined and the US Dollar strengthened. The losses were partly offset by gains from the Series’ long positions in fixed income markets, particularly German, US and Japanese government bonds, as prices rallied. In the UK, the most recent minutes of the Monetary Policy Committee reinforced the Bank of England’s commitment to a low interest rate environment. Consequently, Sterling fell against the US Dollar while Short Sterling rallied. The International Energy Agency’s decision to release strategic oil reserves added to the downward pressure on oil prices. In agriculturals, the worst performer was corn as prices fell following reports of an unexpectedly large planting season in the US. Towards the end of the month, the Series gave back some of its gains from its long fixed income positions as optimism returned to the markets following the avoidance of default by Greece and the release of strong economic data from the US and Asia.

The Series posted a (4.52%) loss for the month ended May 31, 2011, a (1.14%) loss for the year to date as of May 31, 2011 and an overall gain of 25.68% for the Series from the inception of trading on March 16, 2007 to May 31, 2011 (not annualized).

The Series lost 4.52% in May. Key themes for the month were sell-offs in the commodity markets and continued concerns surrounding Eurozone sovereign debt and global growth. The Series made losses from its long positions in risk-seeking assets with gains coming from the fixed income sectors. Oil prices fell from their recent highs following the release of bearish inventory statistics at the start of the month and moves by investors to take profits in the commodity sector. Agriculturals and metals markets also retraced from their previous highs. Global equities meanwhile declined amid poor global growth data, to the detriment of the Series’ long positions. Risk aversion boosted demand for the US Dollar, to the detriment of the Series’ net short exposure. The Euro fell due to the Eurozone worries, resulting in losses from the Series’ long EUR/USD position. In fixed income, global bond and interest rate futures rose due to safe-haven appeal, to the benefit of the Series’ growing long bond positions. Positive performance from the interest rates sector was driven by profits from the Series’ long Eurodollar position.

The Series posted a 4.02% return for the month ended April 30, 2011, a 3.54% gain for the year to date as of April 30, 2011 and an overall gain of 31.63% for the Series from the inception of trading on March 16, 2007 to April 30, 2011 (not annualized).

The Series returned 4.02% in April, driven by a combination of US Dollar weakness and robust performance from energies and precious metals. The US Dollar fell against major currencies, benefiting the Series’ net short positioning, amid continued expectations that the US Federal Reserve will keep interest rates low. Long positions in oil and its products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Events on both sides of the Atlantic prompted investors to switch to safe haven assets. Standard & Poor’s cut its outlook on US sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result. Concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the Series’ short positions in Euro Bund and Euribor. Towards the end of the month a series of positive US earnings announcements and successful European government bond auctions helped increase risk appetite. As a result the Series made strong gains from risky assets despite a temporary mid-month energy price correction. Performance from agriculturals was mixed. Cotton futures fell amid uncertainty over demand, while the Series made gains from its long position in coffee as the cost of Arabica rose to a 34-year high following increased demand from developing countries.

Quarter ended March 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2011, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

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

The Series returned (1.15%) in March. The month began positively with long positions in oil and the products making gains as the Libyan turmoil continued. However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data. On March 11, 2011, the worst earthquake and tsunami in Japanese history devastated the country. Japanese equities sold off sharply, resulting in the Series’ long positions in the Nikkei and Topix being the month’s worst performers. The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced. Agricultural markets also sold off to the detriment of the Series’ long positions. Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs. Strong US economic data released later in the month enabled the Series to recoup some of its earlier losses from stock indices and commodities. Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the USD, to the benefit of the Series. These expectations also resulted in gains from the Series’ short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the US Federal Reserve announced that they would begin unwinding some stimulus measures.

The Series posted a 2.28% return for the month ending February 28, 2011, a 0.70% gain for the year to date as of February 28, 2011 and an overall gain of 28.02% for the Series from the inception of trading on March 16, 2007 to February 28, 2011 (not annualized).

The Series returned 2.28% in February. Following robust economic and earnings data, global stock markets rose at the start of the month with the S&P 500 pushing above the 1,300 level and doubling the low achieved in March 2009. However, tension in North Africa and the Middle East increased towards the end of the month, causing the oil price to soar. The Series made gains from its long positions in oil and its products, making energies the top sector for the month. In response to the geopolitical concerns, stock markets sold off and the Series gave back some of its earlier profits from stock indices. Metals prices generally increased during the month. Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. Gains were partly offset by losses from the fixed income sectors. Bonds rallied amid the flight to safety, to the detriment of the Series’ short positions in the sector. Commodity-linked currencies found support as the political turmoil boosted raw materials prices. Profits were also seen from the Series’ net short exposure to the USD as it lost ground against several currencies including Sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the US Federal Reserve.

The Series posted a (1.55%) loss for the month of January 2011 and an overall gain of 25.16% for the Series from the inception of trading on March 16, 2007 to January 31, 2011 (not annualized).

The Series returned (1.55%) in January. There were two main themes that drove markets during the month: civil unrest in North Africa and increased concerns about inflation. The People’s Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Meanwhile, in Europe, ECB President Jean-Claude Trichet signaled a potential for interest rate increases in the Eurozone after inflation data exceeded forecasts. The Series incurred losses from its long Euribor and Schatz holdings but benefited from a weaker Euro. In addition, the bonds sector saw losses from the short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. In commodities, the main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during the month. By contrast, the energies sector was the month’s best performer. Concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the Series’ long positions across the oils complex. In agriculturals, the Series’ long positions continued to generate positive performance as prices in grains and softs moved upwards, further fuelling the inflation debate.

Quarter ended June 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

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

The Series returned 1.61% in April. The month was characterized by competing drivers of returns. Strong economic data and positive earnings announcements aided long stock positions in the early part of the month but these gains were largely given back as sentiment reversed following the announcement of SEC charges against Goldman Sachs and sovereign credit downgrades in Europe. The latter events however provided good opportunities for the Series’ long fixed income positions, notably in Europe and Japan. Positive returns in currency markets were driven by a weakening Euro and emerging market exposure. Performance in commodities was mixed. The Series benefited from continuing rises in oil markets but incurred modest losses in the other commodity sectors Agricultural markets painted a mixed picture with gains on short positions in sugar being offset by losses on short grains’ exposures. Base metals declined following more bearish economic sentiment towards the end of the month resulting in small losses on long positions in aluminum and copper.

Quarter ended March 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

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

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements or Tabular Disclosure of Contractual Obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the second quarter of 2011:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2011	322.98	$1,316.330
May 31, 2011	198.30	$1,256.797
June 30, 2011	802.34	$1,217.592

Total	1,323.62

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) for the three and six months ended June 30, 2011 (unaudited) and December 31, 2010.

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Financial Condition as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Unaudited Condensed Statements of Changes in Members’ Capital for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures LLC on behalf of itself and its series, Aspect Series, by the undersigned thereunto duly authorized.

Dated: August 12, 2011

ALPHAMETRIX MANAGED FUTURES LLC

By: AlphaMetrix, LLC
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer