Form 10-Q
period 2011-09-30
AlphaMetrix Managed Futures LLC
filed 2011-11-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2011 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Financial Condition As of September 30, 2011 (Unaudited) and December 31, 2010

	AlphaMetrix Managed Futures LLC (Aspect Series) September 30, 2011	AlphaMetrix Managed Futures LLC September 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2010	AlphaMetrix Managed Futures LLC December 31, 2010

ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$66,180,955	$66,180,955	$59,446,550	$59,446,550
Cash at bank	11,374,888	11,374,888	9,455,470	9,455,470
Prepaid assets	—	—	4,271	4,271

Total Assets	$77,555,843	$77,555,843	$68,906,291	$68,906,291

LIABILITIES

REDEMPTIONS PAYABLE	$105,386	$105,386	$3,245,432	$3,245,432

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,971,737	1,971,737	1,427,344	1,427,344

PAYABLES:
Accrued sales commission	125,736	125,736	112,192	112,192
Accrued sponsor’s fee	31,434	31,434	28,048	28,048
Accrued operating costs and administrative fee	172,768	172,768	243,153	243,153

Total Liabilities	2,407,061	2,407,061	5,056,169	5,056,169

MEMBERS’ CAPITAL
Members (56,977.28 and 50,277.92 units outstanding at September 30, 2011 and December 31, 2010, respectively, unlimited units authorized)	75,138,075	75,138,075	63,839,812	63,839,812
Sponsor (8.12 units outstanding at September 30, 2011 and December 31, 2010, respectively, unlimited units authorized)	10,707	10,707	10,310	10,310

Total Members’ Capital	75,148,782	75,148,782	63,850,122	63,850,122

Total Liabilities and Members’ Capital	$77,555,843	$77,555,843	$68,906,291	$68,906,291

NET ASSET VALUE PER UNIT
Members	$1,318.738	$1,318.738	$1,269.739	$1,269.739
Sponsor	1,318.738	1,318.738	1,269.739	1,269.739

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations
	For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	2011

	Aspect Series July 1, 2011 through September 30, 2011	AlphaMetrix Managed Futures LLC July 1, 2011 through September 30, 2011	Aspect Series January 1, 2011 through September 30, 2011	AlphaMetrix Managed Futures LLC January 1, 2011 through September 30, 2011

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$6,701	$6,701	$6,701	$6,701
Trading costs	(24,603)	(24,603)	(79,256)	(79,256)
Interest expense	(890)	(890)	(15,338)	(15,338)
Bank fees	—	—	(103)	(103)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(18,792)	(18,792)	(87,996)	(87,996)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(107,516)	(107,516)	(315,424)	(315,424)
Management fee	(381,413)	(381,413)	(1,091,975)	(1,091,975)
Performance fee	(1,080,526)	(1,080,526)	(1,151,168)	(1,151,168)
Sales commissions	(378,977)	(378,977)	(1,088,237)	(1,088,237)
Sponsor fee	(94,744)	(94,744)	(272,059)	(272,059)

Net investment loss	(2,043,176)	(2,043,176)	(3,918,863)	(3,918,863)

Total net investment loss	(2,061,968)	(2,061,968)	(4,006,859)	(4,006,859)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	6,692,839	6,692,839	8,648,628	8,648,628
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,346,245	1,346,245	(1,767,584)	(1,767,584)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	8,039,084	8,039,084	6,881,044	6,881,044

Net increase/(decrease) in net assets resulting from operations	$5,977,116	$5,977,116	$2,874,185	$2,874,185

Weighted average number of units outstanding	56,851	56,851	55,250	55,250

Net income/(loss) per weighted average unit	$105.14	$105.14	$52.02	$52.02

				(Continued)
See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
	2010

	Aspect Series July 1, 2010 through September 30, 2010	AlphaMetrix Managed Futures LLC July 1, 2010 through September 30, 2010	Aspect Series January 1, 2010 through September 30, 2010	AlphaMetrix Managed Futures LLC January 1, 2010 through September 30, 2010

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$200	$200
Trading costs	(26,398)	(26,398)	(82,856)	(82,856)
Interest expense	(4,715)	(4,715)	(13,452)	(13,452)
Bank fees	—	—	(138)	(138)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(31,113)	(31,113)	(96,246)	(96,246)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	2,645	2,645	6,910	6,910
Operating expenses	(103,620)	(103,620)	(310,428)	(310,428)
Management fee	(306,710)	(306,710)	(916,193)	(916,193)
Performance fee	(185,499)	(185,499)	(185,499)	(185,499)
Sales commissions	(305,890)	(305,890)	(914,350)	(914,350)
Sponsor fee	(76,472)	(76,472)	(228,587)	(228,587)

Net investment loss	(975,546)	(975,546)	(2,548,147)	(2,548,147)

Total net investment loss	(1,006,659)	(1,006,659)	(2,644,393)	(2,644,393)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	2,587,498	2,587,498	3,532,518	3,532,518
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,740,268	1,740,268	3,597,819	3,597,819

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	4,327,766	4,327,766	7,130,337	7,130,337

Net increase/(decrease) in net assets resulting from operations	$3,321,107	$3,321,107	$4,485,944	$4,485,944

Weighted average number of units outstanding	51,105	51,105	52,186	52,186

Net income/(loss) per weighted average unit	$64.99	$64.99	$85.96	$85.96

				(Concluded)
See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Changes in Members’ Capital For the nine months ended September 30, 2011 and 2010 (Unaudited)
For the nine months ended September 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	16,673,179	13,150.24	—	—	16,673,179	13,150.24	16,673,179	13,150.24
Members’ redemptions	(8,248,704)	(6,450.88)	—	—	(8,248,704)	(6,450.88)	(8,248,704)	(6,450.88)
Net investment income/(loss)	(4,006,286)	—	(573)	—	(4,006,859)	—	(4,006,859)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,880,074	—	970	—	6,881,044	—	6,881,044	—

Members’ capital at September 30, 2011	$75,138,075	56,977.28	$10,707	8.12	$75,148,782	56,985.40	$75,148,782	56,985.40

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	48.999		48.999

Net asset value per unit at September 30, 2011	$1,318.738		$1,318.738

For the nine months ended September 30, 2010	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	4,847,469	4,206.07	—	—	4,847,469	4,206.07	4,847,469	4,206.07
Members’ redemptions	(6,072,441)	(5,217.35)	—	—	(6,072,441)	(5,217.35)	(6,072,441)	(5,217.35)
Net investment income/(loss)	(2,643,980)	—	(413)	—	(2,644,393)	—	(2,644,393)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	7,129,228	—	1,109	—	7,130,337	—	7,130,337	—

Members’ capital at September 30, 2010	$62,759,106	51,336.38	$9,927	8.12	$62,769,033	51,344.50	$62,769,033	51,344.50

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	85.898		85.898

Net asset value per unit at September 30, 2010	$1,222.507		$1,222.507

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. As of the year ended December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of September 30, 2011 and 2010, the Aspect Series held an interest in the Master Fund of approximately 87% and 97%, respectively.

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

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of September 30, 2011 (unaudited) and December 31, 2010 and the results of its operations and its changes in members’ capital for the three and nine months ended September 30, 2011 and 2010 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Change in Accounting Methodology

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series no longer consolidates the non-wholly-owned Master Fund over which it has a controlling financial interest. Rather, Aspect Series applies investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non-wholly-owned Master Fund over which it currently has a controlling financial interest.

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

While for the financial statements as of and for the year ended December 31, 2010, the Aspect Series did not consolidate the Master Fund, the Aspect Series did consolidate the Master Fund for the unaudited financial statements as of and for the nine months ended September 30, 2010. Consistent with the requirements of ASC 250, Accounting Changes and Error Corrections, for the unaudited financial statements as of and for the nine months ended September 30, 2010, to be comparable to the unaudited financial statements as of and for the nine months ended September 30, 2011 this change in accounting principle is being applied retrospectively as of January 1, 2010. Thus, the unaudited financial statements as of and for the nine months ended September 30, 2010 have been restated and are presented under a Master fund-Feeder fund presentation. The impact of this change in accounting principle is described in the following paragraphs.

The effects of the changes upon the unaudited Statements of Financial Condition are as follows:

	September 30, 2010

	As Originally Stated	As Adjusted	Effect of Change

ASSETS
Equity in commodity trading account at clearing broker
Cash	$58,761,716	$—	$(58,761,716)
Investments representing unrealized appreciation/(depreciation) on open contracts, net	3,563,985	—	(3,563,985)
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	—	57,974,425	57,974,425
Cash at bank	8,020,563	7,103,356	(917,207)

Total Assets	$70,346,264	$65,077,781	$(5,268,483)

LIABILITIES

REDEMPTIONS PAYABLE	$68,896	$68,896	$—

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,880,964	1,880,964	—

PAYABLES:
Accrued brokerage commissions	5,006	5,006	—
Accrued sales commission	105,108	105,108	—
Accrued sponsor’s fee	26,277	26,277	—
Accrued management fee	105,498	—	(105,498)
Accrued incentive fee	185,499	—	(185,499)
Accrued operating costs	222,497	222,497	—
Interest payable, net	2,596	—	(2,596)

Total Liabilities	2,602,341	2,308,748	(293,593)

MEMBERS’ CAPITAL
Members	62,759,106	62,759,106	—
Sponsor	9,927	9,927	—

Total Aspect Series members’ capital	62,769,033	62,769,033	—

Noncontrolling interest	4,974,890	—	(4,974,890)

Total Members’ Capital	67,743,923	62,769,033	(4,974,890)

Total Liabilities and Members’ Capital	$70,346,264	$65,077,781	$(5,268,483)

	September 30, 2011

	As Reported	As If Consolidated	Effect of Change

ASSETS
Equity in commodity trading account at clearing broker
Cash	$—	$72,696,440	$72,696,440
Investments representing unrealized appreciation/(depreciation) on open contracts, net	—	1,622,769	1,622,769
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	66,180,955	—	(66,180,955)
Cash at bank	11,374,888	14,442,877	3,067,989
Receivable from feeder fund	—	41,000	41,000
Accrued interest receivable	—	1,640	1,640

Total Assets	$77,555,843	$88,804,726	$11,248,883

LIABILITIES

REDEMPTIONS PAYABLE	$105,386	$105,386	$—

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,971,737	1,971,737	—

PAYABLES:
Accrued sales commission	125,736	125,736	—
Accrued sponsor’s fee	31,434	31,434	—
Accrued operating costs	172,768	172,768	—
Payable to trading advisor	—	1,347,339	1,347,339

Total Liabilities	2,407,061	3,754,400	1,347,339

MEMBERS’ CAPITAL
Members	75,138,075	75,138,075	—
Sponsor	10,707	10,707	—

Total Aspect Series members’ capital	75,148,782	75,148,782	—

Noncontrolling interest	—	9,901,544	9,901,544

Total Members’ Capital	75,148,782	85,050,326	9,901,544

Total Liabilities and Members’ Capital	$77,555,843	$88,804,726	$11,248,883

An unaudited Condensed Schedule of Investments was included in the financial statements prior to the restatement. However, subsequent to the change in accounting policy, an unaudited Condensed Schedule of Investments is not required as the investments are held by the Master Fund. The effects of the changes upon the unaudited Schedules of Investments are as follows:

	As Originally Reported			September 30, 2010 As Adjusted			Effect of Change

	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Agriculture	0.95%	508	$638,535	0.00%	—	$—	(0.95)%	(508)	$(638,535)
Interest Rates	1.00	834	679,186	0.00	—	—	(1.00)	(834)	(679,186)
Metals	1.11	99	754,352	0.00	—	—	(1.11)	(99)	(754,352)
Indices	0.12	136	82,692	0.00	—	—	(0.12)	(136)	(82,692)
Currency	0.00	2	1,762	0.00	—	—	0.00	(2)	(1,762)
Foreign
Agriculture	0.04	98	25,021	0.00	—	—	(0.04)	(98)	(25,021)
Indices	(0.03)	223	(17,995)	0.00	—	—	0.03	(223)	17,995
Interest Rates	0.88	1,667	596,451	0.00	—	—	(0.88)	(1,667)	(596,451)
Metals	0.32	62	213,302	0.00	—	—	(0.32)	(62)	(213,302)

	4.39		2,973,306	0.00		—	(4.39)		(2,973,306)
Short contracts
Domestic
Agriculture	(0.04)	43	(28,565)	0.00	—	—	0.04	(43)	28,565
Energy	(0.49)	194	(340,103)	0.00	—	—	0.49	(194)	340,103
Indices	(0.01)	4	(5,400)	0.00	—	—	0.01	(4)	5,400
Foreign
Agriculture	(0.01)	35	(6,471)	0.00	—	—	0.01	(35)	6,471
Indices	(0.08)	32	(53,183)	0.00	—	—	0.08	(32)	53,183
Interest Rates	(0.02)	208	(11,382)	0.00	—	—	0.02	(208)	11,382
Metals	(0.02)	2	(11,563)	0.00	—	—	0.02	(2)	11,563

	(0.67)		(456,667)	0.00		—	0.67		456,667

Total futures contracts	3.72		2,516,639	0.00		—	(3.72)		(2,516,639)

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.99		671,070	0.00		—	(0.99)		(671,070)
Total forward currency contracts short	0.55		376,276	0.00		—	(0.55)		(376,276)

Total forward currency contracts	1.54		1,047,346	0.00		—	(1.54)		(1,047,346)

Net unrealized appreciation/(depreciation) on open contracts	5.26%		$3,563,985	0.00%		$—	(5.26)%		$(3,563,985)

	As Reported			September 30, 2011 As if Consolidated			Effect of Change

	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts	% of Members’ Capital	Number of Contracts	Net Unrealized Appreciation / (Depreciation) on Open Contracts

FUTURES CONTRACTS:
Long contracts
Domestic
Futures Contracts
Agriculture	0.00%	—	$—	(0.51)%	67	$(429,831)	(0.51)%	67	$(429,831)
Currency	0.00	—	—	(0.01)	5	(12,171)	(0.01)	5	(12,171)
Indices	0.00	—	—	(0.10)	35	(84,998)	(0.10)	35	(84,998)
Interest Rates	0.00	—	—	0.43	673	363,461	0.43	673	363,461
Metals	0.00	—	—	(0.31)	20	(260,195)	(0.31)	20	(260,195)
Foreign
Futures Contracts
Interest Rates	0.00	—	—	0.88	2,753	748,707	0.88	2,753	748,707
Metals	0.00	—	—	(0.42)	35	(360,403)	(0.42)	35	(360,403)

	0.00		—	(0.04)		(35,430)	(0.04)		(35,430)
Short contracts
Domestic
Futures Contracts
Agriculture	0.00	—	—	0.19	95	161,617	0.19	95	161,617
Currency	0.00	—	—	0.00	1	263	0.00	1	263
Energy	0.00	—	—	0.89	181	765,191	0.89	181	765,191
Indices	0.00	—	—	0.02	87	15,528	0.02	87	15,528
Metals	0.00	—	—	0.10	5	84,563	0.10	5	84,563
Foreign
Futures Contracts
Agriculture	0.00	—	—	0.05	35	40,720	0.05	35	40,720
Indices	0.00	—	—	(0.12)	141	(103,852)	(0.12)	141	(103,852)
Metals	0.00	—	—	0.69	69	588,054	0.69	69	588,054

	0.00		—	1.82		1,552,084	1.82		1,552,084

Total futures contracts	0.00		—	1.78		1,516,654	1.78		1,516,654

FORWARD CURRENCY CONTRACTS:
Total forward currency contracts long	0.00		—	0.09		74,605	0.09		74,605
Total forward currency contracts short	0.00		—	0.04		31,510	0.04		31,510

Total forward currency contracts	0.00		—	0.13		106,115	0.13		106,115

Net unrealized appreciation/(depreciation) on open contracts	0.00%		$—	1.91%		$1,622,769	1.91%		$1,622,769

The effects of the changes upon the unaudited Statements of Operations are as follows:

	Three Months Ended September 30, 2010
	As Originally Reported	As Adjusted	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Trading costs	$—	$(26,398)	$(26,398)
Interest expense	—	(4,715)	(4,715)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	—	(31,113)	(31,113)

Trading gains (losses):
Net realized gain (loss)	2,814,111	—	(2,814,111)
Net change in unrealized appreciation (depreciation) on open contracts	1,890,189	—	(1,890,189)
Brokerage commission	(28,652)	—	28,652

Net trading gains (losses)	4,675,648	—	(4,675,648)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	2,645	2,645	—
Operating costs	(103,620)	(103,620)	—
Management fee	(306,710)	(306,710)	—
Performance fee	(185,499)	(185,499)	—
Sales commission	(305,890)	(305,890)	—
Sponsor’s fee	(76,472)	(76,472)	—
Interest expense	(5,115)	—	5,115

Net investment income (loss)	(980,661)	(975,546)	5,115

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	—	2,587,498	2,587,498
Net increase/(decrease) in unrealized appreciation/(depreciation)	—	1,740,268	1,740,268

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	4,327,766	4,327,766

	3,694,987	—	(3,694,987)

Less: Net income (loss) attributable to noncontrolling interest	373,880	—	(373,880)

Net income (loss) attributable to Aspect Series	$3,321,107	$—	$(3,321,107)

Net increase/(decrease) in net assets resulting from operations	$—	$3,321,107	$3,321,107

	Nine Months Ended September 30, 2010
	As Originally Reported	As Adjusted	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$200	$200
Trading costs	—	(82,856)	(82,856)
Interest expense	—	(13,452)	(13,452)
Bank fees	—	(138)	(138)

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	—	(96,246)	(96,246)

Trading gains (losses):
Net realized gain (loss)	3,820,837	—	(3,820,837)
Net change in unrealized appreciation (depreciation) on open contracts	3,848,529	—	(3,848,529)
Brokerage commission	(88,440)	—	88,440

Net trading gains (losses)	7,580,926	—	(7,580,926)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	5,502	6,910	1,408
Operating costs	(310,574)	(310,428)	146
Management fee	(916,193)	(916,193)	—
Performance fee	(185,499)	(185,499)
Sales commission	(914,350)	(914,350)	—
Sponsor’s fee	(228,587)	(228,587)	—
Interest expense	(12,735)	—	12,735

Net investment income (loss)	(2,562,436)	(2,548,147)	14,289

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	—	3,532,518	3,532,518
Net increase/(decrease) in unrealized appreciation/(depreciation)	—	3,597,819	3,597,819

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	7,130,337	7,130,337

	5,018,490	—	(5,018,490)

Less: Net income (loss) attributable to noncontrolling interest	532,546	—	(532,546)

Net income (loss) attributable to Aspect Series	$4,485,944	$—	$(4,485,944)

Net increase/(decrease) in net assets resulting from operations	$—	$4,485,944	$4,485,944

	Three Months Ended September 30, 2011
	As Reported	As if Consolidated	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$6,701	$—	$(6,701)
Trading costs	(24,603)	—	24,603
Interest expense	(890)	—	890
Bank fees	—	—	—

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(18,792)	—	18,792

Trading gains (losses):
Net realized gain (loss)	—	7,685,474	7,685,474
Net change in unrealized appreciation (depreciation) on open contracts	—	1,513,727	1,513,727
Brokerage commission	—	(28,229)	(28,229)

Net trading gains (losses)	—	9,170,972	9,170,972

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	—	7,700	7,700
Operating costs	(107,516)	(107,516)	—
Management fee	(381,413)	(381,413)	—
Performance fee	(1,080,526)	(1,080,526)	—
Sales commission	(378,977)	(378,977)	—
Sponsor’s fee	(94,744)	(94,744)	—
Interest expense	—	(1,018)	(1,018)

Net investment income (loss)	(2,043,176)	(2,036,494)	6,682

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	6,692,839	—	(6,692,839)
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,346,245	—	(1,346,245)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	8,039,084	—	(8,039,084)

	—	7,134,478	7,134,478

Less: Net income (loss) attributable to noncontrolling interest	—	1,157,362	1,157,362

Net income (loss) attributable to Aspect Series	$—	$5,977,116	$5,977,116

Net increase/(decrease) in net assets resulting from operations	$5,977,116	$—	$(5,977,116)

	Nine Months Ended September 30, 2011
	As Reported	As if Consolidated	Effect of Change

NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$6,701	$—	$(6,701)
Trading costs	(79,256)	—	79,256
Interest expense	(15,338)	—	15,338
Bank fees	(103)	—	103

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(87,996)	—	87,996

Trading gains (losses):
Net realized gain (loss)	—	9,906,659	9,906,659
Net change in unrealized appreciation (depreciation) on open contracts	—	(2,035,856)	(2,035,856)
Brokerage commission	—	(90,636)	(90,636)

Net trading gains (losses)	—	7,780,167	7,780,167

SERIES NET INVESTMENT INCOME/(LOSS)
Interest income	—	7,700	7,700
Operating costs	(315,424)	(315,541)	(117)
Management fee	(1,091,975)	(1,091,975)	—
Performance fee	(1,151,168)	(1,151,168)	—
Sales commission	(1,088,237)	(1,088,237)	—
Sponsor’s fee	(272,059)	(272,059)	—
Interest expense	—	(17,512)	(17,512)

Net investment income (loss)	(3,918,863)	(3,928,792)	(9,929)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	8,648,628	—	(8,648,628)
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,767,584)	—	1,767,584

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,881,044	—	(6,881,044)

	—	3,851,375	3,851,375

Less: Net income (loss) attributable to noncontrolling interest	—	977,190	977,190

Net income (loss) attributable to Aspect Series	$—	$2,874,185	$2,874,185

Net increase/(decrease) in net assets resulting from operations	$2,874,185	$—	$(2,874,185)

The effects of the changes upon the unaudited Statements of Changes in Members’ Capital are as follows:

	Nine Months Ended September 30, 2010 As Originally Reported

	AlphaMetrix Managed Futures LLC (Aspect Series)
									AlphaMetrix Managed Futures LLC
	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$1,896,908	n/a	$61,404,969	52,355.78	$61,404,969	52,355.78
Members’ subscriptions	4,847,469	4,206.07	—	—	—	n/a	4,847,469	4,206.07	4,847,469	4,206.07
Members’ redemptions	(6,072,441)	(5,217.35)	—	—	—	n/a	(6,072,441)	(5,217.35)	(6,072,441)	(5,217.35)
Noncontrolling interest	—	—	—	—	2,545,436	n/a	2,545,436	—	2,545,436	—
Net income/(loss)	4,485,248	—	696	—	532,546	n/a	5,018,490	—	5,018,490	—

Members’ capital at September 30, 2010	$62,759,106	51,336.38	$9,927	8.12	$4,974,890	n/a	$67,743,923	51,344.50	$67,743,923	51,344.50

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	85.898		85.898

Net asset value per unit at September 30, 2010	$1,222.507		$1,222.507

	As Adjusted

	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed Futures LLC
	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	4,847,469	4,206.07	—	—	4,847,469	4,206.07	4,847,469	4,206.07
Members’ redemptions	(6,072,441)	(5,217.35)	—	—	(6,072,441)	(5,217.35)	(6,072,441)	(5,217.35)
Net investment income/(loss)	(2,643,980)	—	(413)	—	(2,644,393)	—	(2,644,393)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	7,129,228	—	1,109	—	7,130,337	—	7,130,337	—

Members’ capital at September 30, 2010	$62,759,106	51,336.38	$9,927	8.12	$62,769,033	51,344.50	$62,769,033	51,344.50

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	85.898		85.898

Net asset value per unit at September 30, 2010	$1,222.507		$1,222.507

	Effect of Change

	AlphaMetrix Managed Futures LLC (Aspect Series)
									AlphaMetrix Managed Futures LLC
	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2010	—	—	$—	—	$(1,896,908)	n/a	$(1,896,908)	—	$(1,896,908)	—
Members’ subscriptions	—	—	—	—	—	n/a	—	—	—	—
Members’ redemptions	—	—	—	—	—	n/a	—	—	—	—
Noncontrolling interest	—	—	—	—	(2,545,436)	n/a	(2,545,436)	—	(2,545,436)	—
Net investment income/(loss)	(2,643,980)	—	(413)	—	—	n/a	(2,644,393)	—	(2,644,393)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	7,129,228	—	1,109	—	—	n/a	7,130,337	—	7,130,337	—
Net income/(loss)	(4,485,248)	—	(696)	—	(532,546)	n/a	(5,018,490)	—	(5,018,490)	—

Members’ capital at September 30, 2010	$—	—	$—	—	$(4,974,890)	n/a	$(4,974,890)	—	$(4,974,890)	—

Net asset value per unit at January 1, 2010	$—		$—
Change in net asset value per unit	—		—

Net asset value per unit at September 30, 2010	$—		$—

	Nine Months Ended September 30, 2011 As Reported

	AlphaMetrix Managed Futures LLC (Aspect Series)
							AlphaMetrix Managed Futures LLC
	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	16,673,179	13,150.24	—	—	16,673,179	13,150.24	16,673,179	13,150.24
Members’ redemptions	(8,248,704)	(6,450.88)	—	—	(8,248,704)	(6,450.88)	(8,248,704)	(6,450.88)
Noncontrolling interest	—	—	—	—	—	—	—	—
Net investment income/(loss)	(4,006,286)	—	(573)	—	(4,006,859)	—	(4,006,859)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,880,074	—	970	—	6,881,044	—	6,881,044	—

Members’ capital at September 30, 2011	$75,138,075	56,977.27	$10,707	8.12	$75,148,782	56,985.39	$75,148,782	56,985.39

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	48.999		48.999

Net asset value per unit at September 30, 2011	$1,318.738		$1,318.738

	As if Consolidated

	AlphaMetrix Managed Futures LLC (Aspect Series)
									AlphaMetrix Managed Futures LLC
	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$8,236,721	n/a	$72,086,843	50,286.04	$72,086,843	50,286.04
Members’ subscriptions	16,673,179	13,150.24	—	—	—	n/a	16,673,179	13,150.24	16,673,179	13,150.24
Members’ redemptions	(8,248,704)	(6,450.88)	—	—	—	n/a	(8,248,704)	(6,450.88)	(8,248,704)	(6,450.88)
Noncontrolling interest	—	—	—	—	687,633	n/a	687,633	—	687,633	—
Net investment income/(loss)	(4,006,286)	—	(573)	—	(12,568)	n/a	(4,019,427)	—	(4,019,427)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,880,074	—	970	—	989,758	n/a	7,870,802	—	7,870,802	—

Members’ capital at September 30, 2011	$75,138,075	56,977.28	$10,707	8.12	$9,901,544	n/a	$85,050,326	56,985.40	$85,050,326	56,985.40

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	48.999		48.999

Net asset value per unit at September 30, 2011	$1,318.738		$1,318.738

	Effect of Change

	AlphaMetrix Managed Futures LLC (Aspect Series)
									AlphaMetrix Managed Futures LLC
	Members		Sponsor		Noncontrolling interest		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members capital at January 1, 2011	$—	—	$—	—	$8,236,721	n/a	$8,236,721	—	$8,236,721	—
Members’ subscriptions	—	—	—	—	—	n/a	—	—	—	—
Members’ redemptions	—	—	—	—	—	n/a	—	—	—	—
Noncontrolling interest	—	—	—	—	687,633	n/a	687,633	—	687,633	—
Net investment income/(loss)	—	—	—	—	(12,568)	n/a	(12,568)	—	(12,568)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	—	—	—	—	989,758	n/a	989,758	—	989,758	—

Members’ capital at September 30, 2011	$—	—	$—	—	$9,901,544	n/a	$9,901,544	—	$9,901,544	—

Net asset value per unit at January 1, 2011	$—		$—
Change in net asset value per unit	—		—

Net asset value per unit at September 30, 2011	$—		$—

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of September 30, 2011 and 2010, and December 31, 2010, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At September 30, 2011, the Series’ investment in the Master Fund was $66,180,955, approximately 87% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Receivable from the Master Fund

Represents amounts due from the Master Fund for redemptions effective September 30, 2011 and December 31, 2010 but paid subsequent to that date. There were no such amounts receivable at September 30, 2011 or December 31, 2010.

Cash

Cash is maintained in the custody of commercial banks.

Prepaid assets

Prepaid assets represent insurance contracts that are maintained by the Series. Premiums paid are capitalized and expensed over the term of the contract.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for Units effective subsequent to period end.

Redemptions payable

Redemptions payable are Unit redemptions effective September 30, 2011 and December 31, 2010 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of September 30, 2011 and 2010, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

(3) Related Party Transactions

2011

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the Clearing Broker and former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $30,132 and $134,378 and $16,362 and $29,966 for the three and nine months ended September 30, 2011 and 2010, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $1,088,237 and $914,350 for the nine months ended September 30, 2011 and 2010, respectively, and accrued $125,736 and $105,108 owed to UBS FS and Credit Suisse Securities LLC at September 30, 2011 and 2010, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $94,744 and $272,059 and $76,472 and $228,587 for the three and nine months ended September 30, 2011 and 2010, respectively, and accrued $31,434 and $26,277 payable to the Sponsor at September 30, 2011 and 2010, respectively.

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

Aspect Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.00	$1,000.00
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,033	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786
September 30, 2011	75,178,811	75,148,782	56,985.40	1,319.265	1,318.738

Total return after performance fee, from the commencement of operations through the period ended September 30, 2011				31.93%	31.87%

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

Under signed agreement, the Trading Advisor for the Series receives a monthly Management Fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Sponsor’s Fees, Sales Commission or extraordinary fees accrued (including Performance Fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $1,091,975 and $916,193 for the nine months ended September 30, 2011 and 2010, respectively, and accrued $0 owed to the Trading Advisor at September 30, 2011 and 2010, respectively.

Also, under signed agreement, the Trading Advisor receives a quarterly Performance Fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Administrative Fee, the Sponsor’s Fee and Sales Commission but after deducting the Management Fee. The Series incurred Performance Fees of $1,151,168 and $185,499 during the nine months ended September 30, 2011 and 2010, respectively, no amounts were accrued and owed to the Trading Advisor at September 30, 2011 and 2010, respectively.

As the Management and Performance Fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of Management and Performance Fees owed to the Trading Advisor as of September 30, 2011 and 2010 are reflected on the Master Fund’s Statements of Financial Condition as Payable to Trading Advisor.

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

(6) Financial Highlights

The following financial highlights show the Series’ financial performance for the nine months ended September 30, 2011 and 2010, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

     Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended September 30, 2011 and 2010. Total return is calculated as the change in the net asset value per Unit for the nine months ended September 30, 2011 and 2010 and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the nine months ended September 30, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Members’ capital per Unit at beginning of period	$1,269.739	$1,136.609

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(72.523)	(50.671)
Net realized and unrealized gain on investments	121.522	136.569

Total from investment operations	48.999	85.898

Members’ capital per Unit at end of period	$1,318.738	$1,222.507

Total return:
Total return before performance fee	5.50%	7.87%
Performance fee	(1.64)%	(0.31)%

Total return after performance fee	3.86%	7.56%

Ratios to average Members’ capital
Net investment loss	(7.02)%	(5.71)%

Expenses:
Expenses	5.40%	5.42%
Performance fee	1.63%	0.31%

Total expenses	7.03%	5.73%

(7) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for the matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to September 30, 2011, Members subscribed approximately $3,500,468 (of which $1,971,737 represents subscriptions received in advance as of September 30, 2011) and redeemed approximately $472,633 (of which $105,386 represents redemptions payable at September 30, 2011) through the issue date of the financial statements on November 14, 2011.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of September 30, 2011 and 2010 was restricted cash for margin requirements of $9,469,237 and $6,231,112, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through September 30, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $8,248,704 (6,450.88 units) and $6,072,441 (5,217.35 units) for the nine months ended September 30, 2011 and 2010, respectively, of which $105,386 remained unpaid and is included in redemptions payable to investors in the Series at September 30, 2011.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck Limited (“AHL”), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 131 employees and manages approximately $5.9 billion as of September, 2011. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading Advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of September 30, 2011, the Series had a capitalization of $75,178,811 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended September 30, 2011

This performance description is a brief summary of how the Series performed during the quarter ended September 30, 2011, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended September 30, 2011 with a year-to-date gain of 3.77%, based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

July 1, 2011 to September 30, 2011

The Series posted a (0.09%) loss for the month ended September 30, 2011, a gain of 8.35% and 3.77% for the three and nine months ended September 30, 2011 and an overall gain of 31.93% for the Series from the inception of trading on March 16, 2007 through September 30, 2011 (not annualized and based on net asset value per unit for all other purposes).

The Series posted a (.09%) loss in September. Gains were made from the Series’ long positions in fixed income and from its net short exposure to energies and stock indices. The price action in these broad asset classes reflected ongoing widespread concern over both weakening global growth and the European sovereign debt crisis. Following a downbeat assessment of the risks to the US economy, the Federal Reserve launched ‘Operation Twist’. Subsequently, equity and commodity markets sold off while fixed income prices rallied. By contrast, the Series suffered losses in the currencies sector, driven by a strengthening US Dollar. However the positioning responded and switched to a net long towards the end of the month. In commodities, both oils and natural gas prices fell, making the energies sector a positive contributor. However, gold and silver prices reversed sharply to the detriment of the Series’ positions, making them the worst contributors for the month. Finally, the poor return from the agricultural sector was driven by falls in coffee and grains prices following particularly strong harvest yields.

The Series posted a 1.43% gain for the month ended August 31, 2011, a 3.86% gain for the year to date as of August 31, 2011 and an overall gain of 32.04% for the Series from the inception of trading on March 16, 2007 to August 31, 2011 (not annualized).

The Series returned 1.43% in August. Bearish sentiment gripped markets for most of the month driven by a succession of bad news reports. Following S&P’s downgrade of the United States’ sovereign credit rating from AAA to AA+, data pointed to poor growth, employment and confidence in the US and markets remained concerned about the European sovereign crisis. Despite the downgrade, investors sought the safety of US Treasuries, which rallied, benefiting the Series’ long positions in fixed income. Following central bank interventions in the Yen and Swiss Franc, safe haven demand saw the US Dollar strengthen and commodity currencies sell off against the Series’

positions. Gold reached new records, making it the Series’ second best performer. Lastly, stock indices, oils and industrial metals sold off for most of the month. Following the downgrade, the Fed announced that it would keep interest rates at their current low levels for another two years. However, Bernanke’s Jackson Hole speech late in the month did boost stock markets and commodities as he reiterated the Fed’s focus on maintaining the economy on a growth trajectory. This resulted in some performance give-back on the Series’ growing short stock index positions.

The Series posted a 6.92% gain for the month ended July 31, 2011, a 2.40% gain for the year to date as of July 31, 2011 and an overall gain of 30.19% for the Series from the inception of trading on March 16, 2007 to July 31, 2011 (not annualized).

The Series returned 6.92% in July. Investor sentiment in the month was dominated by sovereign debt concerns, both in the Eurozone and the US. A poor US non-farm payrolls number at the beginning of July and a surprisingly weak US GDP report at the end of the month added to the deteriorating outlook. Even as the market weighed up the possibility of a US debt downgrade, fixed income markets rose around the globe in a flight to safety. The Series made strong gains from its long positions in both short term interest rates and bonds, with UK fixed income and German 10-year government bonds being the strongest markets overall. Returns from commodities were also positive with profits from long positions in oils and metals offsetting small losses in the agriculturals markets. Notably, the Series profited from its long position in gold, which reached an all-time high at the end of the month. Lastly, gains were made in the currencies sector. The Series benefited from its net short exposure to the US Dollar despite losses from a long Euro position as the Japanese Yen and New Zealand Dollar strengthened against the US Dollar and the Swiss Franc rose to record levels.

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

Quarter ended September 30, 2010

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

The Program returned 0.56% in September. The month started with investor optimism following strong manufacturing numbers out of China and the US. Consequently, fixed income markets sold off, to the detriment of the Program’s long positions, while equity markets rallied. However, the prices of US bonds recovered following the US Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing. Similarly, Japanese Government bond prices also recovered following the Bank of Japan’s mid-month market action in an effort to weaken the Yen. Against this backdrop, the US Dollar declined to the benefit of the Program’s net short positioning, particularly against commodity currencies and the Swiss Franc. Long positions in emerging market currencies also contributed positively. Performance in commodities was mixed. Strong performance in agriculturals was driven by gains on long positions in cotton, the soy complex, sugar and corn. Grain prices rallied after delays in the US harvest and poor crop yields; cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops. In energies, oil prices gained on the back of a weaker US Dollar and an unexpected drop in inventories towards the end of the month, to the detriment of the Program’s short positioning. Lastly, performance in metals was largely driven by gains from gold and silver, whose prices rallied on the back of safe-haven buying.

The Series posted a 6.67% gain for the month ending August 31, 2010, a 6.86% return for the year to date as of August 31, 2010 and an overall gain of 21.76% for the Series from the inception of trading on March 16, 2007 to August 31, 2010 (not annualized).

The Series had a strong August and returned 6.67%. Performance was largely driven by the long positions held by the Series in fixed income, particularly bonds. August was characterised by risk-aversion in markets, which was fuelled by poor economic data out of the US and dovish comments by the Federal Reserve’s Chairman early in the month. The UK, Europe and Japan also released weak data. Consequently, the majority of global stock markets sold off and posted losses for the month. Against this backdrop, fixed income markets rallied worldwide and the US Dollar strengthened. Losses on the Program’s net short exposure to the US Dollar were partially offset by gains on long exposures to other safe-haven currencies, namely, the Swiss Franc and the Japanese Yen. The Yen hit 15-year highs in August and the Bank of Japan met several times to discuss the Yen’s strength. In energies, gains on short positions in crude oil and natural gas were reduced by variable exposures to gas oil and reformulated gasoline. Crude oil and natural gas prices declined as a result of the weaker growth outlook and risk aversion. Natural gas was further affected by bearish inventory data. Performance in agriculturals was largely driven by losses on long positions in Robusta coffee. After rangebound behaviour for most of the month, prices pulled back sharply on the 24th following strong export numbers out of Vietnam.

The Series posted a 1.59% loss for the month ending July 31, 2010, a 0.18% return for the year to date as of July 31, 2010 and an overall gain of 14.14% for the Series from the inception of trading on March 16, 2007 to July 31, 2010 (not annualized).

The Series finished July with a return of (1.59%). In a similar pattern to recent months, positive performance was seen in currency markets and from long positions in fixed income despite volatility towards the end of the month. However, short exposures in equities and commodities experienced losses as these sectors generally rallied, reversing the downward trends of previous months. The fixed income performance was driven by the US and UK markets. In the US, weaker than expected economic data released in the middle of the month pushed both government bonds and short term interest rate futures higher. In the UK, the trend was briefly derailed by unexpectedly strong GDP figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates. Global equity markets rallied sharply, helped by strong earnings results and economic data in Europe and the UK, as well as the relatively benign impact of the EU banks’ stress testing results. Energy and base metal markets also joined in this rally, hurting the Series’ short exposures, especially in Zinc. By contrast, the Gold price fell back in July as economic worries waned, causing some giveback of recent profits. Finally, agriculturals produced mixed results. The short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine. However, long exposure in coffee profited as prices reached a 12-year high.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the third quarter of 2011:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

July 31, 2011	2,746.71	$1,301.854
August 31, 2011	183.52	$1,320.417
September 30, 2011	79.88	$1,319.265

Total	3,010.11

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) for the three and nine months ended September 30, 2011 (unaudited) and December 31, 2010.

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Unaudited Condensed Statements of Changes in Members’ Capital for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures LLC on behalf of itself and its series, Aspect Series, by the undersigned thereunto duly authorized.

Dated: November 14, 2011

ALPHAMETRIX MANAGED FUTURES LLC

By: AlphaMetrix, LLC
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer