Form 10-K
period 2011-12-31
AlphaMetrix Managed Futures LLC
filed 2012-03-30
CIK 1373179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of December 31, 2011 and 2010, units of limited liability company interest of the registrant with an aggregate net asset value of $80,083,121 and $63,839,812, respectively were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,547 and $10,310, respectively, were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Financial Statements and Report of Independent Registered Public Accounting Firm for the periods ended December 31, 2011 and December 31, 2010 are incorporated by reference into Part II, Item 8, and Part IV hereof and filed as Exhibit 13.01 herewith.

ii

ALPHAMETRIX FUTURES LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

iii

PART I

Item 1: Business

(a) General Development of Business

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”) and Registered Transfer Agent (“RTA”), and is a member of the National Futures Association (“NFA”). The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series”) is a “segregated series” of the Platform. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Platform and Aspect Series were changed from UBS Managed Futures LLC and UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC and AlphaMetrix Managed Futures LLC (Aspect Series), respectively. The Platform and Aspect Series are governed in accordance with the Confidential Offering Memorandum. All capitalized terms used herein are defined in the Confidential Offering Memorandum.

The Aspect Series invests a portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). Prior to December 31, 2010 the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. Subsequently, beginning with the 2010 financial statements, the Aspect Series and Master Fund are no longer consolidated.

The Series, through its investment in the Master Fund, engages in the speculative trading of certain forwards, futures and other derivatives contracts on various bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Master Fund. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Master Fund’s clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009), although the Master Fund may execute foreign exchange trades through another foreign exchange clearing broker at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), and such registration became effective October 17, 2006.

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

Change in Accounting Methodology

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series no longer consolidates non-wholly owned Master Funds over which it has a controlling financial interest. Rather, Aspect Series applies investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non wholly owned Master Fund over which it has a controlling financial interest.

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

Due to forward currency contracts being traded in unregulated markets between principals, the Master Fund and the Series, via its investment in the Master Fund, also assume a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Funds and property deposited as margin in connection with the transactions is not required to be, and typically is not, segregated. Accordingly, the Master Fund and the Series is exposed to the creditworthiness of the Clearing Broker on these trades facilitated by the Clearing Broker. In the event of the Clearing Broker’s bankruptcy, the Master Fund could lose all or substantially all assets not located in segregated funds. The Series exposure to credit risk is limited to its investment in or receivable from the Master Fund.

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

The Series, via its investment in the Master Fund, is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used by the Master Fund’s Trading Advisor include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2011 and 2010 are reflected in the Master Fund’s Statements of Operations and equals the Net realized and unrealized gain/(loss) on investments and foreign currency less trading costs.

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

Custody of Assets

The Series invests a portion of its assets in the Master Fund. At December 31, 2011 and 2010, the Series’ investment in the Master Fund was 87.07% and 86.44%, respectively, of the Series total assets. A substantial amount of the Master Fund’s assets are held in customer accounts at the Clearing Broker, an indirect, wholly-owned subsidiary of an affiliate of the former sponsor, although they may be held at other affiliates of the Clearing Broker or other third-party clearing brokers selected by the Sponsor.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2011 and 2010, 90.99% and 76.96%, respectively, of the net assets of the Master Fund was held in segregated funds. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

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

The Clearing Broker pays interest as of the end of each month on the Master Fund’s average daily Cash Assets at a rate corresponding to an annual rate equal to the prevailing Federal Funds Rate. The Clearing Broker will retain any returns on the Master Fund’s Cash Assets in excess of the Federal Funds Rate. The Clearing Broker retains the additional economic benefit (which may be significant) derived from possession of the Master Fund’s Cash Assets.

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

Description of Current Expenses

The Trading Advisor receives a 2% per annum management fee of the Series’ net asset value for all other purposes as defined below. Such fee is calculated and paid on a monthly basis. The Trading Advisor has agreed to share 0.50% of such management fee with UBS Financial Services Inc., a selling agent for the Series (“UBS FS”). The Trading Advisor also will receive a performance fee equal to 20% of the new net trading profits of the Series for each quarter. New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”). Performance fees do not, while losses do, reduce cumulative net trading profits. New net trading profits do not include interest income. To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate performance fee paid (if accrued). The management and performance fees due to the Trading Advisor are paid by the Master Fund via redemptions by the Series from the Master Fund.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $1,471,300 and $1,244,966 for the years ended December 31, 2011 and 2010, respectively, and accrued $134,044 and $112,192 owed to UBS FS and Credit Suisse Securities at December 31, 2011 and 2010, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction. Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS.

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

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Platform and Series.

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

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2011 and December 31, 2010:

	2011		2010
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fee	$1,151,168	1.60%	$943,239	1.54%
Management fee	1,475,678	2.05%	1,248,622	2.04%
Sales Commissions	1,471,300	2.05%	1,244,966	2.04%
Allocated trading costs	102,436	0.14%	104,235	0.17%
Sponsor’s fee	367,825	0.51%	311,241	0.51%
Other expenses	469,855	0.65%	409,142	0.67%

Total	$5,038,262	7.00%	$4,261,445	6.97%

The Series’ average month-end net asset value for financial reporting during 2011 and 2010 equaled $71,869,666 and $61,131,371, respectively.

During 2011 and 2010, interest expense allocated from the Master Fund to the Series was $45,617 and $17,876, respectively or approximately (0.06)% and (0.03)%, respectively, of the Series’ average month-end net asset value for financial reporting for 2011 and 2010.

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

Item 1A: Risk Factors

Not applicable

Item 1B: Unresolved Staff Comments

Not applicable

Item 2: Properties

The Master Fund and the Series do not own or use any physical properties in the conduct of their businesses.

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

Item 4: Mine Safety Disclosures

Not applicable.

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

(b) Holders

As of December 31, 2011 and 2010, there were 801 and 722 holders of Units, including the Sponsor.

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

(f) Issuer Purchases of Equity Securities

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2011 and 2010:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2011	294.663	$1,256.124
November 30, 2011	934.563	$1,273.392
December 31, 2011	116.498	$1,299.122
Total	1,345.724

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2010	647.193	$1,266.091
November 30, 2010	324.501	$1,216.036
December 31, 2010	2,552.810	$1,271.316
Total	3,524.504

Item 6: Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES LLC
Statements of Financial Condition

	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2011	AlphaMetrix Managed Futures LLC December 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2010	AlphaMetrix Managed Futures LLC December 31, 2010

ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$69,103,283	$69,103,283	$59,446,550	$59,446,550
Cash at bank	14,093,440	14,093,440	9,455,470	9,455,470
Prepaid assets	—	—	4,271	4,271

Total Assets	$83,196,723	$83,196,723	$68,906,291	$68,906,291

LIABILITIES
REDEMPTIONS PAYABLE	$151,345	$151,345	$3,245,432	$3,245,432
SUBSCRIPTIONS RECEIVED IN ADVANCE	2,558,453	2,558,453	1,427,344	1,427,344
PAYABLES:
Accrued sales commission	134,044	134,044	112,192	112,192
Accrued sponsor’s fee	11,402	11,402	28,048	28,048
Accrued operating costs	247,811	247,811	243,153	243,153

Total Liabilities	3,103,055	3,103,055	5,056,169	5,056,169

MEMBERS’ CAPITAL
Members (61,654.52 and 50,277.92 units outstanding at December 31, 2011 and December 31, 2010, respectively, unlimited units authorized)	80,083,121	80,083,121	63,839,812	63,839,812
Sponsor (8.12 units outstanding at December 31, 2011 and December 31, 2010, respectively, unlimited units authorized)	10,547	10,547	10,310	10,310

Total Members’ Capital	80,093,668	80,093,668	63,850,122	63,850,122

Total Liabilities and Members’ Capital	$83,196,723	$83,196,723	$68,906,291	$68,906,291

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC
Statements of Operations
For the years ended December 31, 2011 and 2010

	AlphaMetrix Managed Futures LLC (Aspect Series) 2011	AlphaMetrix Managed Futures LLC 2011	AlphaMetrix Managed Futures LLC (Aspect Series) 2010	AlphaMetrix Managed Futures LLC 2010

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$26,040	$26,040	$200	$200
Trading costs	(102,436)	(102,436)	(104,235)	(104,235)
Interest expense	(45,617)	(45,617)	(17,876)	(17,876)
Bank fees	(103)	(103)	(277)	(277)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(122,116)	(122,116)	(122,188)	(122,188)

SERIES NET INVESTMENT INCOME/(LOSS):
Interest income	—	—	9,374	9,374
Operating expenses	(424,135)	(424,135)	(409,142)	(409,142)
Management fee	(1,475,678)	(1,475,678)	(1,248,622)	(1,248,622)
Performance fee	(1,151,168)	(1,151,168)	(943,239)	(943,239)
Sales commissions	(1,471,300)	(1,471,300)	(1,244,966)	(1,244,966)
Sponsor fee	(367,825)	(367,825)	(311,241)	(311,241)

Net investment income/(loss)	(4,890,106)	(4,890,106)	(4,147,836)	(4,147,836)

Total net investment income/(loss)	(5,012,222)	(5,012,222)	(4,270,024)	(4,270,024)

REALIZED AND UNREALIZED GAIN (LOSS)ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	8,257,867	8,257,867	7,634,806	7,634,806
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,432,173)	(1,432,173)	3,637,270	3,637,270

Total realized and unrealized gain/(loss)allocated from AlphaMetrix Aspect Fund - MT0001	6,825,694	6,825,694	11,272,076	11,272,076

Net increase/(decrease) in net assets resulting from operations	$1,813,472	$1,813,472	$7,002,052	$7,002,052

Weighted average number of units outstanding	56,210	56,210	51,595	51,595

Net income/(loss) per weighted average unit	$32.26	$32.26	$135.71	$135.71

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC
Statements of Changes in Members’ Capital
For the years ended December 31, 2011 and 2010

For the year ended December 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC Total

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	24,390,322	19,173.21	—	—	24,390,322	19,173.21	24,390,322	19,173.21
Members’ redemptions	(9,960,248)	(7,796.61)	—	—	(9,960,248)	(7,796.61)	(9,960,248)	(7,796.61)
Net investment income/(loss)	(5,011,512)	—	(710)	—	(5,012,222)	—	(5,012,222)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,824,747	—	947	—	6,825,694	—	6,825,694	—

Members’ capital at December 31, 2011	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	29.162		29.162

Net asset value per unit at December 31, 2011	$1,298.901		$1,298.901

For the year ended December 31, 2010	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC Total

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010	$59,498,830	52,347.66	$9,231	8.12	$59,508,061	52,355.78	$59,508,061	52,355.78
Members’ subscriptions	7,871,893	6,672.11	—	—	7,871,893	6,672.11	7,871,893	6,672.11
Members’ redemptions	(10,531,884)	(8,741.85)	—	—	(10,531,884)	(8,741.85)	(10,531,884)	(8,741.85)
Net investment income/(loss)	(4,269,363)	—	(661)	—	(4,270,024)	—	(4,270,024)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	11,270,336	—	1,740	—	11,272,076	—	11,272,076	—

Members’ capital at December 31, 2010	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04

Net asset value per unit at January 1, 2010	$1,136.609		$1,136.609
Change in net asset value per unit	133.130		133.130

Net asset value per unit at December 31, 2010	$1,269.739		$1,269.739

See notes to financial statements.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units of the Series. As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the former sponsor for these costs in 2008. For financial reporting purposes in conformity with U.S. generally accepted accounting principles, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.79	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,036	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,032	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786
September 30, 2011	75,178,811	75,148,782	56,985.40	1,319.265	1,318.738
December 31, 2011	80,107,270	80,093,668	61,662.64	1,299.122	1,298.901

Total return after performance fee, from the commencement of operations through the period ended December 31, 2011				29.91%	29.89%

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of December 31, 2011 and 2010 was restricted cash for margin requirements of $10,298,501 and $7,329,193, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through December 31, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes Member redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $9,960,248 (7,796.61 Units) and $10,531,884 (8,741.85 Units) for the years ended December 31, 2011 and December 31, 2010 respectively, and accrued $151,345 and $3,245,432 in redemptions payable to Members at December 31, 2011 and 2010, respectively.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditures or working capital requirements other than for investment in the Master Fund and Member redemptions. The amount of capital invested in the Master Fund is not expected to have a significant impact on the Master Fund’s operations, as the Master Fund has no significant capital expenditures or working capital requirements other than for monies to pay trading losses, trading costs and expenses. Within broad ranges of capitalization, the Master Fund’s trading positions should increase or decrease in approximate proportion to the size of the Series’ investment in the Master Fund.

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

Results of Operations

General

The Trading Advisor manages the assets of the Master Fund pursuant to the Program (see Item 1(c) “Narrative Description of Business”). The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 120 employees and manages approximately $5.5 billion as of July 31, 2011. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of December 31, 2011 and 2010, the Series had a capitalization of $80,107,270 and $63,929,433, respectively, based on the net asset value for all other purposes.

Performance Summary

Quarter ended December 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ended December 31, 2011, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended December 31, 2011 with a year-to-date gain of 2.19%, based on the net asset value for all other purposes.

October 1, 2011 to December 30, 2011

The Series posted a 2.02% gain for the month ended December 31, 2011, a gain/(loss) of (1.53%) and 2.19% for the three and twelve months ended December 31, 2011 and an overall gain of 29.91% for the Series from the inception of trading on March 16, 2007 through December 31, 2011 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 2.02% in December. The Eurozone crisis dominated newsflow throughout the month and spurred a broad flight to safety, resulting in notable gains from the Series’ long bond positions. In addition the Series benefited from the Euro falling against both the US Dollar and the Swedish Krona. The ECB followed up a rate cut early in the month by allocating a record amount in a single liquidity operation. Euribor prices rallied ahead of the fresh liquidity and this helped offset losses from Australian interest rate positions. Having cut rates twice in the quarter, the Reserve Bank of Australia commented on the strong domestic growth, decreasing expectations of further interest rate cuts. Precious metals meanwhile lost some of their lustre as safe-haven assets and sold off sharply, making the Series’ long positions in gold and silver the worst performers for the month. In agriculturals, losses came from short positions in wheat and the soy complex amid expectations of dry weather, however cocoa contracts continued to generate positive performance as prices fell further in December. Lastly, the Series’ short position in natural gas was the best performer for the month as mild weather and high supplies pushed prices lower.

The Series posted a 1.37% gain for the month ended November 30, 2011, a 0.16% gain for the year to date as of November 30, 2011 and an overall gain of 27.34% for the Series from the inception of trading on March 16, 2007 to November 30, 2011 (not annualized).

The Series returned 1.37% in November. Heightened Eurozone concerns, prompted by the announcement of a possible Greek referendum on the proposed EU bail-out package, resulted in broad risk aversion early in the month. Stock markets traded lower resulting in gains from the Series’ short positions in Asian and European indices, but the Series saw small losses from long positions in US indices. Positive performance came from the Series’ long positions in bonds, in particular from Australian bonds, which were boosted by the Reserve Bank of Australia’s decision to cut interest rates. The US Dollar performed strongly over the month, in particular against the Australian Dollar resulting in losses from the Series’ initially long AUD/USD position. Towards the end of the month the Series’ long position in Japanese government bonds made losses as yields rose due to concern about Japan’s finances and the possibility of a credit rating downgrade. Some encouraging housing and inflation data from the UK pushed Short Sterling lower, making it the Series’ worst performer for the month. However, short positions in cocoa, wheat and the soy complex made gains as agricultural commodity prices fell, and mild weather in the US and reports of increased supplies of natural gas made the Series’ short position here the best performing contract overall.

The Series posted a (4.79%) loss for the month ended October 31, 2011, a (1.19%) loss for the year to date as of October 31, 2011 and an overall gain of 25.61% for the Series from the inception of trading on March 16, 2007 to October 31, 2011 (not annualized).

The European debt crisis drove market sentiment throughout October and the Series had a difficult month with (4.79%) loss. Early on, strong US economic data and the announcement of further quantitative easing by the Bank of England boosted risk appetite. This was compounded as Eurozone governments reached an agreement to help resolve the sovereign debt crisis and its impact on European banks. Elsewhere, encouraging data from Asia boosted Chinese and Hong Kong stock markets. These drivers saw equity markets rally while fixed income markets sold off, rewarding the Series’ long US stock indices exposure but resulting in losses from the Series’ long fixed income and net short stock indices exposure. Improving sentiment also caused the US Dollar to sell off and the Series reduced its net long exposure, ending the month with a net short position. The Euro in particular responded strongly to the European rescue plans, causing losses for the Series. Meanwhile commodity markets recovered somewhat from last month’s falls. Notably, WTI crude oil was driven higher by supply concerns, making this short position the Series’ worst performing instrument.

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

The Series ended September 30, 2011 with a year-to-date gain of 3.77%, based on the net asset value for all other purposes.

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

The Series ended June 30, 2011 with a year-to-date loss of (4.23%), based on the net asset value for all other purposes.

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

The Series ended March 31, 2011 with a year-to-date loss of (0.46%), based on the net asset value for all other purposes.

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

Quarter ended December 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ending December 31, 2010, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended December 31, 2010 with a year-to-date return of 11.58%, based on the net asset value for all other purposes.

October 1, 2010 to December 31, 2010

The Series posted a 4.55% return for the month ending December 31, 2010, a gain of 3.83% and 11.58% for the three and twelve months ended December 31, 2010 and an overall gain of 27.13% for the Series from the inception of trading on March 16, 2007 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 4.55% in December. Optimistic signals of a global recovery helped risk appetite return to the markets. The decision to extend the tax cuts in the United States led to an aggressive sell-off in US Treasuries and a general sell-off in global fixed income. This resulted in some losses from the Series’ small long bond and interest rate positions. Stock indices however performed well to the benefit of the Series’ long positions. Energy and metals prices also rose over the month, with the Series’ long position in reformulated gasoline performing especially well. This robust performance from risky assets reduced safe-haven demand for the US Dollar, which lost ground against major currencies to the benefit of the Series’ net short exposure. The best performance this month came from the commodity-driven Australian Dollar, which reached its highest level against the US Dollar since July 1982. Continued strong demand from China propped up the agricultural and industrial metals markets and copper reached a record high. The agriculturals sector was the largest driver of positive returns, with prices here also being driven upwards by supply and weather concerns. The Series also profited from the return of safe-haven demand for gold amid poor US housing and consumer confidence data and lingering concern about Chinese rates.

The Series posted a (3.95%) loss for the month ending November 30, 2010, a 6.73% return for the year to date as of November 30, 2010 and an overall gain of 21.60% for the Series from the inception of trading on March 16, 2007 to November 30, 2010 (not annualized).

The Series returned (3.95%) in November. The month started positively following the Federal Reserve’s announcement of a second round of quantitative easing, which led to a rally in global stock markets and a decline in the US Dollar. The Series made gains on its long positions in agriculturals and metals as prices rose due to US Dollar weakness and some agricultural supply-side concerns. However, the remainder of the month was characterized by risk aversion. Concerns about European sovereign debt contagion pushed the Euro lower, while the US Dollar strengthened against major currencies, to the detriment of the Series’ net short US Dollar positioning. Risk aversion was also driven by monetary tightening in China causing risky assets to sell off. Fixed income markets also experienced reversals, having already absorbed the expected impact of quantitative easing. The Series incurred losses on its long bond positions as yields across the curve rose in the US and the UK. In Japan, stronger-than-expected GDP growth helped push Japanese equities higher. The Series’ long position in Japanese Government Bonds incurred losses due to the reduced demand for the perceived safety of fixed income. Towards the end of the month, tension on the Korean peninsula sparked a flight to safety, driving stock markets lower. Precious metals gained, particularly at the end of the month, making gold and silver the top-performing instruments.

The Series posted a 3.41% loss for the month ending October 31, 2010, a 11.12% return for the year to date as of October 31, 2010 and an overall gain of 26.61% for the Series from the inception of trading on March 16, 2007 to October 31, 2010 (not annualized).

The Series returned 3.41% in October. Continued speculation about the magnitude and extent of a further round of quantitative easing and a general increase in risk appetite saw commodity markets rise in October against a backdrop of a further weakening dollar and increasing Treasury yields. The Series’ long bond positions incurred losses as the threat of a double-dip recession waned. For the first time ever, US TIPS maturing in five years time were sold at a negative yield, highlighting the overwhelming demand for inflation protection. Meanwhile the Series made gains in currencies. The US Dollar continued its slide against major trading partners, reaching 15-year lows against the Yen and briefly touching parity with the commodity-led Australian dollar. The Series also capitalized on its commodity positions, particularly in agriculturals and precious metals. A report by the USDA early in the month highlighted the effects of adverse weather on harvests in grains and softs making the agricultural sector the Series’ best performer for the month. Precious metals rallied in response to the weakening dollar whilst industrial metals such as copper and zinc reacted to the positive growth outlook.

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

The Series ended September 30, 2010 with a year-to-date return of 7.46%, based on the net asset value for all other purposes.

July 1, 2010 to September 30, 2010

The Series posted a 0.56% return for the month ending September 30, 2010, a gain of 5.57% and 7.46% for the three and nine months ended September 30, 2010 and an overall gain of 22.44% for the Series from the inception of trading on March 16, 2007 (not annualized and based on net asset value per unit for all other purposes).

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

The Series ended June 30, 2010 with a year-to-date return of 1.79%, based on the net asset value for all other purposes.

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

The Series ended March 31, 2010 with a year-to-date return of 2.76%, based on the net asset value for all other purposes.

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

For further information, please refer to the 2010 and 2011 Master Fund financial statements which are attached as Exhibit 13.02.

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

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. Via its investment in the Master Fund, the Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by the Master Fund by offset, not delivery. The Master Fund’s Financial Statements filed as Exhibit 13.02 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2011 and 2010.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2011

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Total

Total Income (Loss)	$687,622	$(1,845,662)	$8,045,785	$(36,011)	$6,851,734
Total Expenses	(978,294)	(966,597)	(2,068,669)	(1,024,702)	(5,038,262)

Net Income (Loss)	$(290,672)	$(2,812,259)	$5,977,116	$(1,060,713)	$1,813,472

Net Income (Loss) per Unit[1]	$(5.50)	$(49.65)	$105.17	$(18.03)	$32.26

1Based on average number of Units for the year.

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2010

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	Total

Total Income (Loss)	$2,530,537	$276,498	$4,330,412	$4,144,203	$11,281,650
Total Expenses	(818,005)	(824,195)	(1,009,305)	(1,628,093)	(4,279,598)

Net Income (Loss)	$1,712,532	$(547,697)	$3,321,107	$2,516,110	$7,002,052

Net Income (Loss) per Unit[1]	$33.19	$(10.62)	$64.37	$48.77	$135.71

1Based on average number of Units for the year.

As the Platform is classified as a Smaller Reporting Company, as defined by Rule 229.10(f)(1) of Regulation S-K, the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

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

Changes in Internal Control over Financial Reporting

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and Master Fund. There were no material changes to the internal control structure as a result of the acquisition.

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

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2011. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2011, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

This annual report does not include an attestation report of the Series’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Series’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Sponsor to provide only management’s report in this annual report.

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

          Aleks Kins. Mr. Kins, age 41, founded AlphaMetrix in May 2005, became listed as a principal and licensed as an associated person on July 6, 2005, and is currently its President and Chief Executive Officer. In such capacity, Mr. Kins has overseen the development of AlphaMetrix’s proprietary software and electronic managed account platforms that provide transparency, advanced risk monitoring and efficient access to professional futures and derivatives traders. On July 21, 2008, Mr. Kins founded AlphaMetrix360, LLC, which registered with the CFTC as a CTA and became a member of NFA in August 2008. AlphaMetrix360, LLC did not conduct any business as a CTA and subsequently terminated its registration and membership on December 18, 2008. AlphaMetrix360, LLC subsequently changed its name to AlphaMetrix Financial Investigations, LLC and currently conducts business as a licensed private detective agency. On September 30, 2010, Mr. Kins founded a new limited liability company named AM 360°, LLC, of which he is its Chief Executive Officer. In October 2010, AM 360°, LLC changed its name to AlphaMetrix 360°, LLC. AlphaMetrix 360°, LLC acquired the assets of Spectrum Global Fund Administration in December 9, 2010. In February 2011, AlphaMetrix 360°, LLC changed its name to AlphaMetrix360, LLC. AlphaMetrix360, LLC has been retained by the Platform to perform administrative services for the Platform, the Series, the Underlying Funds and the Master Funds, among other funds sponsored by the Sponsor. Mr. Kins is also the founder of AlphaMetrix Alternative Investment Advisors, LLC (“AlphaMetrix AIA”), an independent research affiliate of AlphaMetrix. Mr. Kins was approved as a principal and associated person of AlphaMetrix AIA in November 2007. AlphaMetrix AIA is a registered CTA that performs research, trading advisor due diligence and certain investment management and portfolio services. Mr. Kins was a principal and an associated person of Dekla Financial, LLC (“Dekla”), an affiliate of AlphaMetrix AIA from September 2005 and December 2005, respectively, until October 2010. Dekla was registered with the NFA as an Introducing Broker on December 7, 2005, and as a Notice Broker-Dealer on January 17, 2007. Dekla recently de-registered as an Introducing Broker and Notice Broker-Dealer, which became effective as of October 16, 2010. Dekla served as the introducing broker for various commodity pools sponsored by AlphaMetrix AIA and other futures trading accounts until its de-registration as an Introducing Broker and Notice Broker-Dealer. Dekla is not currently serving as an Introducing Broker or a Notice Broker-Dealer since it withdrew its registration with CFTC.

          David Young. Mr. Young, age 46, joined AlphaMetrix in March 2010 as its Chief Operations Officer. Mr. Young’s registration as a principal of AlphaMetrix was approved on March 19, 2010. Mr. Young previously held the position of President at Spectrum Global Fund Administration from March 2002 through March 2010. Spectrum Global Fund Administration provides middle and back office outsourcing and administration services to hedge funds and funds of funds through its proprietary technology platform. He was also the President and COO of Midland Trading, LLC, an options specialist firm trading at the Chicago Board of Options Exchange, from March 2000 until March 2002. Midland Trading, LLC was formed in March of 2000 through a restructuring of The Arbitrage Group, LLC, an options specialist firm trading at the Chicago Board of Options Exchange. Mr. Young was the Chief Financial Officer of The Arbitrage Group, LLC from August 1998 until March 2000. Prior to working at Midland Trading, LLC, Mr. Young was the Chief Financial Officer of Fenchurch Capital Management, LLC, a hedge fund in Chicago trading in fixed income arbitrage, from August of 1989 until August of 1998. From August of 1987 until August of 1989, Mr. Young was a Senior Accountant with First Options of Chicago, an options trading firm. Mr. Young received a Bachelor of Science degree in Accounting from North Central College, Naperville, Illinois, in 1987.

          George Brown. Mr. Brown, age 56, joined AlphaMetrix in March 2008 and is its Chief Financial Officer. Mr. Brown served as a consultant for Nature’s Best, a sports nutrition and protein beverages producer, from December 2007 to February 2008, as Chief Financial Officer of Ultraguard Corporation, a manufacturer of dual smoke/carbon monoxide detectors and wireless monitor systems, from September 2005 to August 2007 and as Chief Financial Officer for Old London Foods, Inc., a producer of branded crackers and co-packed private label bread crumbs, from July 1997 until August 2005. From September 2007 to December 2007, Mr. Brown was self-employed as a financial consultant. Mr. Brown received an M.B.A. in Finance from the University of Chicago in 1979 and a B.A. in Economics (Morehead Scholarship) from the University of North Carolina in 1977.

          Franz Gildemeister. Mr. Gildemeister, age 36, joined AlphaMetrix in July 2010, was approved as a Principal on June 22, 2011, and is currently its Chief Fund Accountant and Controller. In such capacity, Mr. Gildemeister oversees the accounting for AlphaMetrix’s fund structures, including the semimonthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients. From July 2010 to June 24, 2011 Mr. Gildemeister held the position of Director of Fund Accounting and, in such capacity he acted as liaison between AlphaMetrix and their fund administrator to ensure the timely and accurate calculation of the semi-monthly nets asset values for the funds. Prior to joining AlphaMetrix, Mr. Gildemeister was the Controller for Sky Road LLC, a front-office solutions provider for hedge funds from November 2008 through June 2010. His primary responsibilities were maintaining the books and records for the company and assisting in the preparation of the company’s foreign and domestic tax filings. From August 2006 through October 2008, Mr. Gildemeister was the Director of Accounting for VARA Capital Management, LLC, a hedge fund manager, employing a global macro strategy. His primary responsibilities were to prepare the monthly and year-end financial statements under U.S. GAAP for the hedge funds managed by the company. Prior to joining VARA Capital Management, LLC, Mr. Gildemeister was a Senior Client Relationship Manager at Spectrum Global Fund Administration from July 2003 through August 2006. He managed the day to day back office operations for hedge fund clients employing a variety of strategies including, fixed income arbitrage, distressed debt, global macro and emerging markets. Mr. Gildemeister received a B.S. degree in Accounting from Hartwick College, Oneonta, New York in 1997 and is a registered CPA in the state of Vermont.

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

(i) Audit Committee Financial Expert

Because the Master Fund and the Series have no employees or officers, the Master Fund and the Series have no audit committee. The Master Fund and the Series is managed by the Sponsor. George Brown serves as the Sponsor’s

“audit committee financial expert.” George Brown is not independent of the management of the Sponsor. The Sponsor is a privately owned limited liability company. It has no independent directors.

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

(b) Security Ownership of Management

As of December 31, 2011 and 2010, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2011 and 2010, the Sponsor owned directly 8.120 Units, which constituted 0.01% of the total Units outstanding, and did not own any Units indirectly.

(c) Changes in Control

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a) Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.” As of December 31, 2011 and 2010, the Series had paid the following: (a) Sponsor’s fees of $367,825 and $311,241 to the Sponsor;

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

None.

(c) Director Independence

The Master Fund has two directors who are independent. The Series does not have directors. None of the directors of the Sponsor are independent. See Item 10(a) and (b) “Identification of Directors and Executive Officers.”

Item 14: Principal Accounting Fees and Services

(1) Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche, LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the years ended December 31, 2011 and 2010 were $161,100 and $151,100, respectively.

(2) Audit-Related Fees

There were no fees for audit related services rendered by D&T for the years ended December 31, 2011 and 2010 related to the Series.

(3) Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the years ended December 31, 2011 and 2010, were approximately $7,310 and $11,330, respectively.

(4) All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the years ended December 31, 2011 and 2010 for any other professional services in relation to the Series.

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

(a)(3) Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement
****10.8	Administration Agreement Assignment
13.01	2011 and 2010 AlphaMetrix Managed Futures LLC Financial Statements and Report of Independent Registered Public Accounting Firm.
13.02	2011 and 2010 AlphaMetrix Aspect Fund – MT0001 Financial Statements and Report of Independent Registered Public Accounting Firm.
**21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*****101.INS	XBRL Instance Document
*****101.SCH	XBRL Taxonomy Extension Schema
*****101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*****101.DEF	XBRL Taxonomy Extension Definition Linkbase
*****101.LAB	XBRL Taxonomy Extension Label Linkbase
*****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference to the Series’ Form 10/A previously filed on November 2, 2006.
** Incorporated by reference to the Series’ Form 10/A previously filed on January 30, 2007.
*** Incorporated by reference to the Series’ Form 8-K previously filed on October 1, 2008.
**** Incorporated by reference to the Series’ Form 8-K previously filed on November 6, 2008.
***** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2012.

Dated: March 30, 2012

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By: AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	March 30, 2012

George Brown

/s/David Young	Chief Operations Officer	March 30, 2012

David Young

AlphaMetrix, LLC
Sponsor of Registrant
March 30, 2012

S-1