Form 10-Q
period 2012-06-30
AlphaMetrix Managed Futures LLC
filed 2012-08-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2012 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

	ALPHAMETRIX MANAGED FUTURES LLC Condensed Statements of Financial Condition As of June 30, 2012 (Unaudited) and December 31, 2011

	AlphaMetrix Managed Futures LLC (Aspect Series) June 30, 2012	AlphaMetrix Managed Futures LLC June 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2011	AlphaMetrix Managed Futures LLC December 31, 2011

ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$69,618,890	$69,618,890	$69,103,283	$69,103,283
Cash at bank	18,743,701	18,743,701	14,093,440	14,093,440

Total Assets	$88,362,591	$88,362,591	$83,196,723	$83,196,723

LIABILITIES

REDEMPTIONS PAYABLE	$1,534,328	$1,534,328	$151,345	$151,345

SUBSCRIPTIONS RECEIVED IN ADVANCE	1,201,121	1,201,121	2,558,453	2,558,453

PAYABLES:
Accrued sales commission	145,045	145,045	134,044	134,044
Accrued sponsor’s fee	5,059	5,059	11,402	11,402
Accrued operating costs and administrative fee	165,935	165,935	247,811	247,811

Total Liabilities	3,051,488	3,051,488	3,103,055	3,103,055

MEMBERS’ CAPITAL
Members (68,253.73 and 61,654.52 units outstanding at June 30, 2012 and December 31, 2011, respectively, unlimited units authorized)	85,300,955	85,300,955	80,083,121	80,083,121
Sponsor (8.12 units outstanding at June 30, 2012 and December 31, 2011, respectively, unlimited units authorized)	10,148	10,148	10,547	10,547

Total Members’ Capital	85,311,103	85,311,103	80,093,668	80,093,668

Total Liabilities and Members’ Capital	$88,362,591	$88,362,591	$83,196,723	$83,196,723

NET ASSET VALUE PER UNIT
Members	$1,249.763	$1,249.763	$1,298.901	$1,298.901
Sponsor	1,249.763	1,249.763	1,298.901	1,298.901

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three and six months ended June 30, 2012 and 2011 (Unaudited) 2012

	Aspect Series April 1, 2012 through June 30, 2012	AlphaMetrix Managed Futures LLC April 1, 2012 through June 30, 2012	Aspect Series January 1, 2012 through June 30, 2012	AlphaMetrix Managed Futures LLC January 1, 2012 through June 30, 2012

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$9,351	$9,351	$11,160	$11,160
Trading costs	(39,046)	(39,046)	(73,094)	(73,094)
Interest expense	(10,083)	(10,083)	(23,827)	(23,827)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(39,778)	(39,778)	(85,761)	(85,761)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating costs and administrative fee	(112,064)	(112,064)	(223,156)	(223,156)
Management fee	(444,058)	(444,058)	(870,163)	(870,163)
Performance fee	(2,806)	(2,806)	(173,293)	(173,293)
Sales commissions	(443,313)	(443,313)	(868,423)	(868,423)
Sponsor fee	(110,828)	(110,828)	(217,106)	(217,106)

Net investment loss	(1,113,069)	(1,113,069)	(2,352,141)	(2,352,141)

Total net investment loss	(1,152,847)	(1,152,847)	(2,437,902)	(2,437,902)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(177,674)	(177,674)	2,797,943	2,797,943
Net increase/(decrease) in unrealized appreciation/(depreciation)	(2,609,605)	(2,609,605)	(3,864,120)	(3,864,120)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(2,787,279)	(2,787,279)	(1,066,177)	(1,066,177)

Net increase/(decrease) in net assets resulting from operations	$(3,940,126)	$(3,940,126)	$(3,504,079)	$(3,504,079)

Weighted average number of units outstanding	67,698	67,698	65,774	65,774

Net income/(loss) per weighted average unit	$(58.20)	$(58.20)	$(53.27)	$(53.27)

(Continued)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three and six months ended June 30, 2012 and 2011 (Unaudited) 2011

	Aspect Series April 1, 2011 through June 30, 2011	AlphaMetrix Managed Futures LLC April 1, 2011 through June 30, 2011	Aspect Series January 1, 2011 through June 30, 2011	AlphaMetrix Managed Futures LLC January 1, 2011 through June 30, 2011

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$—	$—	$—	$—
Trading costs	(29,368)	(29,368)	(54,653)	(54,653)
Interest expense	(7,315)	(7,315)	(14,448)	(14,448)
Bank fees	—	—	(103)	(103)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(36,683)	(36,683)	(69,204)	(69,204)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(104,854)	(104,854)	(207,908)	(207,908)
Management fee	(365,084)	(365,084)	(710,562)	(710,562)
Performance fee	(4,391)	(4,391)	(70,642)	(70,642)
Sales commissions	(364,468)	(364,468)	(709,260)	(709,260)
Sponsor fee	(91,117)	(91,117)	(177,315)	(177,315)

Net investment loss	(929,914)	(929,914)	(1,875,687)	(1,875,687)

Total net investment loss	(966,597)	(966,597)	(1,944,891)	(1,944,891)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(788,718)	(788,718)	1,955,789	1,955,789
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,056,944)	(1,056,944)	(3,113,829)	(3,113,829)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,845,662)	(1,845,662)	(1,158,040)	(1,158,040)

Net increase/(decrease) in net assets resulting from operations	$(2,812,259)	$(2,812,259)	$(3,102,931)	$(3,102,931)

Weighted average number of units outstanding	57,148	57,148	55,402	55,402

Net income/(loss) per weighted average unit	$(49.21)	$(49.21)	$(56.01)	$(56.01)

(Concluded)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES LLC (A Delaware Series Limited Liability Company) Condensed Statements of Changes in Members’ Capital For the six months ended June 30, 2012 and 2011 (Unaudited)

For the six months ended June 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	12,662,510	9,651.45	—	—	12,662,510	9,651.45	12,662,510	9,651.45
Members’ redemptions	(3,940,996)	(3,052.24)	—	—	(3,940,996)	(3,052.24)	(3,940,996)	(3,052.24)
Net investment income/(loss)	(2,437,602)	—	(300)	—	(2,437,902)	—	(2,437,902)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,066,078)	—	(99)	—	(1,066,177)	—	(1,066,177)	—

Members’ capital at June 30, 2012	$85,300,955	68,253.73	$10,148	8.12	$85,311,103	$68,261.85	$85,311,103	68,261.85

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	(49.138)		(49.138)

Net asset value per unit at June 30, 2012	$1,249.763		$1,249.763

For the six months ended June 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	13,669,211	10,758.32	—	—	13,669,211	10,758.32	13,669,211	10,758.32
Members’ redemptions	(4,325,176)	(3,440.77)	—	—	(4,325,176)	(3,440.77)	(4,325,176)	(3,440.77)
Net investment income/(loss)	(1,944,607)	—	(284)	—	(1,944,891)	—	(1,944,891)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,157,893)	—	(147)	—	(1,158,040)	—	(1,158,040)	—

Members’ capital at June 30, 2011	$70,081,347	57,595.47	$9,879	8.12	$70,091,226	57,603.59	$70,091,226	57,603.59

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	(52.953)		(52.953)

Net asset value per unit at June 30, 2011	$1,216.786		$1,216.786

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011 AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. As of the year ended December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of June 30, 2012 and December 31, 2011, the Aspect Series held an interest in the Master Fund of approximately 87%.

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

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of June 30, 2012 (unaudited) and December 31, 2011 and the results of its operations and its changes in members’ capital for the three and six months ended June 30, 2012 and 2011 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2012 and 2011, and December 31, 2011, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Receivable from the Master Fund

Represents amounts due from the Master Fund for redemptions effective June 30, 2012 and December 31, 2011 but paid subsequent to that date. There were no such amounts receivable at June 30, 2012 or December 31, 2011.

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.

Prepaid Assets

Prepaid assets represent insurance contracts that are maintained by the Series. Premiums paid are capitalized and expensed over the term of the contract. There were no prepaid assets at June 30, 2012 or December 31, 2011.

Subscriptions Received in Advance

Subscriptions received in advance are subscriptions for Units effective subsequent to period end.

Redemptions Payable

Redemptions payable are Unit redemptions effective June 30, 2012 and December 31, 2011 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of June 30, 2012 and December 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests substantially all of its assets in its Master Fund which engages in the speculative trading of U.S. and foreign futures contracts, options on futures contracts, and forward currency contracts (collectively, “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the financial statements of the Master Fund. The Series does not directly trade derivatives.

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

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the Net Asset Value for all other purposes per Unit at such Redemption Date. Redemption requests must be received by the 15th day of the calendar month of such Redemption Date or the following business day if the 15th is not a business day. The Sponsor may permit redemptions at other times and on shorter notice.

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

(3)          Related Party Transactions

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the Clearing Broker and former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $79,010 and $112,341 and $39,153 and $104,246 for the three and six months ended June 30, 2012 and 2011, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $443,313 and $868,423 and $364,468 and $709,260 for the three and six months ended June 30, 2012 and 2011, respectively, and accrued $145,045 and $134,044 owed to UBS FS and Credit Suisse Securities LLC at June 30, 2012 and December 31, 2011, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $110,828 and $217,106 and $91,117 and $177,315 for the three and six months ended June 30, 2012 and 2011, respectively, and accrued $5,059 and $11,402 payable to the Sponsor at June 30, 2012 and December 31, 2011, respectively.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. As described in the Series’ current Confidential Disclosure Document, the Series reimbursed the former sponsor for these costs. For financial reporting purposes in conformity with GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). Beginning March 31, 2012, all organizational costs have been amortized and as such, the net asset value for financial reporting mirrors the net asset value for all other purposes.

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

Under signed agreement, the Trading Advisor for the Series receives a monthly Management Fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Sponsor’s Fees, Sales Commission or extraordinary fees accrued (including Performance Fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $444,058 and $870,163 and $365,084 and $710,562 for the three and six months ended June 30, 2012 and 2011, respectively, and accrued $0 owed to the Trading Advisor at June 30, 2012 and December 31, 2011, respectively.

Also, under signed agreement, the Trading Advisor receives a quarterly Performance Fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Administrative Fee, the Sponsor’s Fee and Sales Commission but after deducting the Management Fee. The Series incurred Performance Fees of $2,806 and $173,293 and $4,391 and $70,642 during the three and six months ended June 30, 2012 and 2011, respectively, no amounts were accrued and owed to the Trading Advisor at June 30, 2012 and December 31, 2011, respectively.

As the Management and Performance Fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of Management and Performance Fees owed to the Trading Advisor as of June 30, 2012 and 2011 are reflected on the Master Fund’s Statements of Financial Condition as Payable to Trading Advisor.

(5)          Financial Instruments with Off-balance sheet and Concentration of Credit Risk

At June 30, 2012 and December 31, 2011, the Series did not have direct commitments to buy or sell financial instruments, including derivative instruments. The Series has indirect commitments that arise through the positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at June 30, 2012 and December 31, 2011 is limited to the fair value of its investment in the Master Fund.

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

(7)          NAV Verification Agent

Beginning in November 2011, Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as the NAV Verification Agent and provide net asset value verifications for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator. Under the Custom House Agreement, Custom House performs certain net asset value verification procedures and communicates the results of those procedures to each investor.

(8)          Financial Highlights

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2012 and 2011, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended June 30, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the six months ended June 30, 2012 and 2011 and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the six months ended June 30, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Members’ capital per Unit at beginning of period	$1,298.90	$1,269.74

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(37.06)	(35.11)
Net realized and unrealized gain on investments	(12.08)	(17.85)

Total from investment operations	(49.14)	(52.96)

Members’ capital per Unit at end of period	$1,249.76	$1,216.78

Total return:
Total return before performance fee	(3.58%)	(4.07%)
Performance fee	(0.20%)	(0.10%)

Total return after performance fee	(3.78%)	(4.17%)

Ratios to average Members’ capital Net investment loss	(5.49%)	(5.46%)

Expenses:
Expenses	5.31%	5.36%
Performance fee	0.20%	0.10%

Total expenses	5.51%	5.46%

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

Member Subscriptions and Redemptions

Subsequent to June 30, 2012, Members subscribed approximately $2,140,106 (of which $1,201,122 represents subscriptions received in advance as of June 30, 2012) and redeemed approximately $1,674,197 (of which $1,534,328 represents redemptions payable at June 30, 2012) through the issue date of the financial statements on August 14, 2012.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2012 and

December 31, 2011 was restricted cash for margin requirements of $10,156,369 and $10,298,501, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through June 30, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $3,940,996 (3,052.24 units) and $4,325,176 (3,440.77 units) for the six months ended June 30, 2012 and 2011, respectively, of which $1,534,328 remained unpaid and is included in redemptions payable to investors in the Series at June 30, 2012.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of June 30, 2012, the Series had a capitalization of $85,311,103 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended June 30, 2012

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2012, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended June 30, 2012 with a year-to-date loss of (3.80%), based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

April 1, 2012 to June 30, 2012

The Series posted a (5.04%) loss for the month ending June 30, 2012, a loss of (4.32%) and (3.80%) for the three and six months ended June 30, 2012 and an overall gain of 24.98% for the Series from the inception of trading on March 16, 2007 through June 30, 2012 (not annualized and based on net asset value per unit for all other purposes).

The Series saw a (5.04%) loss in June. The majority of the month’s losses occurred on the last trading day as European leaders agreed to ease repayment rules for Spanish banks and help reduce Italy’s borrowing costs. Broadly, the month was characterised by a return of risk appetite amid expectations that central banks would act to help spur growth. Most stock indices, metals and agriculturals prices rose over the month, while fixed income and the US Dollar declined, resulting in losses for the Series. In currencies, losses came from the Series’ short Euro position against the US Dollar. However gains were made from other Euro based cross pairs as currencies such as the Swedish Krona, Polish Zloty and Hungarian Forint continued to be supported by Eurozone uncertainty. Fixed income sectors contributed negatively with losses dominated by long positions in German government bonds. US Treasuries also declined following the Federal Reserve’s decision to extend ‘Operation Twist’ rather than provide a more aggressive form of easing. The Series’ long position in Short Sterling performed well following the Bank of England’s plans to ease credit conditions. In energies, natural gas prices surged following reports of smaller than expected inventories and above average temperatures in the US. The Series’ losses from natural gas were slightly offset by gains from short positions in crude oil as prices declined following weak US and European employment data. Finally, in agriculturals, losses sustained from the net short position in the sector were lessened by long positions held in the soy complex which gained as news of low soil-moisture levels in the US drove grain prices higher.

The Series posted a 0.36% return for the month ending May 31, 2012, a 1.31% gain for the year to date as of May 31, 2012 and an overall gain of 31.61% for the Series from the inception of trading on March 16, 2007 to May 31, 2012 (not annualized).

The Series returned 0.36% in May. Risk aversion dominated markets following poor US labor market data at the start of the month, increasing concerns about Greece exiting the Euro and the health of banks in Spain. Against this backdrop, equity and energy markets sold off and the US Dollar strengthened. The Series responded to these sharp reversals and switched to a net short position in stock indices and energies by the middle of the month. In currencies, the short US Dollar exposure was significantly reduced and switched to long towards the end of the month. Notably, reduced expectations of an interest rate hike in Canada and a reduction of growth forecast by the Bank of England placed further downward pressure on their currencies, resulting in losses for the Series. However, the Series’ short positioning in the Euro helped offset this somewhat. Safe haven appeal pushed fixed income yields to new lows. In addition, central bank action also drove the Series’ positive performance in fixed income. The Reserve Bank of Australia signaled the possibility of further rate cuts, thus driving the prices of Australian fixed income higher and benefiting the Series’ long positioning. In energies, oil prices were further pushed downwards by increasing inventories in the US and a potential increase in supply by Saudi Arabia. Natural gas experienced a strong rally following short covering to the detriment of the Series’ short positioning. Lastly, metals contributed positively to performance, with gains being derived from short positions across both industrial and precious metals as prices declined with the general selloff in risky assets.

The Series posted a 0.40% return for the month ending April 30, 2012, a 0.95% gain for the year to date as of April 30, 2012 and an overall gain of 31.14% for the Series from the inception of trading on March 16, 2007 to April 30, 2012 (not annualized).

The Series returned 0.40% in April. Economic and political uncertainty in Europe, concerns about slowing growth in China and some disappointing US data releases combined to create risk aversion in markets. Fixed income advanced, leading to gains from the Series’ long bond and interest rate positions, while losses came from the Series’ mainly long positions in stock indices. Nevertheless, one of the top performers was the Series’ short position in the IBEX, which fell to a three-year low amid concerns about the Spanish economy. The Japanese markets were also of particular note. Japanese stock indices fell sharply, and in an effort to boost the country’s economy the Bank of Japan expanded its asset purchase program. Meanwhile the Series’ long position in USD/JPY made losses as the US Dollar fell following a weaker-than-expected US GDP growth figure towards the end of the month. Oil markets fell as the International Energy Agency gave signs that the oil supply and demand imbalance has started to ease, while talks between Iran and the West progressed, resulting in losses from the energies sector. However, agricultural sector was positive, with gains coming in particular from long positions in the soy complex as news of strong demand, combined with poor weather in South America, pushed prices higher.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the second quarter of 2012:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2012	335.24	1,311.41
May 31, 2012	515.42	1,316.13
June 30, 2012	1,227.70	1,249.76

Total	2,078.36

Item 3: Defaults Upon Senior Securities

(a) None.
(b) None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a) None.
(b) Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.

***2.1	Assignment Agreement

*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.

****3.2	Amended and Restated Limited Liability Company Operating Agreement

****3.3	Amended and Restated Separate Series Agreement for the Series.

****10.13	Advisory Agreement.

*10.5	Form of Customer Agreement.

**10.6	Form of Subscription Agreement.

****10.12	General Assignment and Assumption Agreement

****10.15	Representation Letter.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) as of June 30, 2012 (unaudited) and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (unaudited).

*****101.INS	XBRL Instance Document
*****101.SCH	XBRL Taxonomy Extension Schema
*****101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*****101.DEF	XBRL Taxonomy Extension Definition Linkbase
*****101.LAB	XBRL Taxonomy Extension Label Linkbase
*****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2012

ALPHAMETRIX MANAGED FUTURES LLC

By: AlphaMetrix, LLC
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer