Form 10-Q
period 2012-09-30
AlphaMetrix Managed Futures LLC
filed 2012-11-14
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐ No ☒

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2012 ON FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Financial Condition
As of September 30, 2012 (Unaudited) and December 31, 2011

	AlphaMetrix Managed Futures LLC (Aspect Series) September 30, 2012	AlphaMetrix Managed Futures LLC September 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2011	AlphaMetrix Managed Futures LLC December 31, 2011

ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$67,147,186	$67,147,186	$69,103,283	$69,103,283
Cash at bank	18,532,666	18,532,666	14,093,440	14,093,440

Total Assets	$85,679,852	$85,679,852	$83,196,723	$83,196,723

LIABILITIES
REDEMPTIONS PAYABLE	$1,349,701	$1,349,701	$151,345	$151,345
SUBSCRIPTIONS RECEIVED IN ADVANCE	457,098	457,098	2,558,453	2,558,453
PAYABLES:
Accrued sales commission	141,799	141,799	134,044	134,044
Accrued sponsor’s fee	1,204	1,204	11,402	11,402
Accrued operating costs and administrative fee	177,629	177,629	247,811	247,811

Total Liabilities	2,127,431	2,127,431	3,103,055	3,103,055

MEMBERS’ CAPITAL
Members (69,654.11 and 61,654.52 units outstanding at September 30, 2012 and December 31, 2011, respectively, unlimited units authorized)	83,542,681	83,542,681	80,083,121	80,083,121
Sponsor (8.12 units outstanding at September 30, 2012 and December 31, 2011, respectively, unlimited units authorized)	9,740	9,740	10,547	10,547

Total Members’ Capital	83,552,421	83,552,421	80,093,668	80,093,668

Total Liabilities and Members’ Capital	$85,679,852	$85,679,852	$83,196,723	$83,196,723

NET ASSET VALUE PER UNIT
Members	$1,199.393	$1,199.393	$1,298.901	$1,298.901
Sponsor	1,199.393	1,199.393	1,298.901	1,298.901

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	2012

	Aspect Series July 1, 2012 through September 30, 2012	AlphaMetrix Managed Futures LLC July 1, 2012 through September 30, 2012	Aspect Series January 1, 2012 through September 30, 2012	AlphaMetrix Managed Futures LLC January 1, 2012 through September 30, 2012

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$1,859	$1,859	$13,019	$13,019
Trading costs	(12,680)	(12,680)	(85,774)	(85,774)
Interest expense	(36,152)	(36,152)	(59,979)	(59,979)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(46,973)	(46,973)	(132,734)	(132,734)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(120,900)	(120,900)	(344,056)	(344,056)
Management fee	(436,731)	(436,731)	(1,306,894)	(1,306,894)
Performance fee	—	—	(173,293)	(173,293)
Sales commissions	(436,003)	(436,003)	(1,304,426)	(1,304,426)
Sponsor fee	(109,001)	(109,001)	(326,107)	(326,107)

Net investment loss	(1,102,635)	(1,102,635)	(3,454,776)	(3,454,776)

Total net investment loss	(1,149,608)	(1,149,608)	(3,587,510)	(3,587,510)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(4,124,131)	(4,124,131)	(1,326,188)	(1,326,188)
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,688,414	1,688,414	(2,175,706)	(2,175,706)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(2,435,717)	(2,435,717)	(3,501,894)	(3,501,894)

Net increase/(decrease) in net assets resulting from operations	$(3,585,325)	$(3,585,325)	$(7,089,404)	$(7,089,404)

Weighted average number of units outstanding	69,836	69,836	67,028	67,028

Net income/(loss) per weighted average unit	$(51.34)	$(51.34)	$(105.77)	$(105.77)

(Continued)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	2011

	Aspect Series July 1, 2011 through September 30, 2011	AlphaMetrix Managed Futures LLC July 1, 2011 through September 30, 2011	Aspect Series January 1, 2011 through September 30, 2011	AlphaMetrix Managed Futures LLC January 1, 2011 through September 30, 2011

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$6,701	$6,701	$6,701	$6,701
Trading costs	(24,603)	(24,603)	(79,256)	(79,256)
Interest expense	(890)	(890)	(15,338)	(15,338)
Bank fees	—	—	(103)	(103)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(18,792)	(18,792)	(87,996)	(87,996)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(107,516)	(107,516)	(315,424)	(315,424)
Management fee	(381,413)	(381,413)	(1,091,975)	(1,091,975)
Performance fee	(1,080,526)	(1,080,526)	(1,151,168)	(1,151,168)
Sales commissions	(378,977)	(378,977)	(1,088,237)	(1,088,237)
Sponsor fee	(94,744)	(94,744)	(272,059)	(272,059)

Net investment loss	(2,043,176)	(2,043,176)	(3,918,863)	(3,918,863)

Total net investment loss	(2,061,968)	(2,061,968)	(4,006,859)	(4,006,859)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	6,692,839	6,692,839	8,648,628	8,648,628
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,346,245	1,346,245	(1,767,584)	(1,767,584)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	8,039,084	8,039,084	6,881,044	6,881,044

Net increase/(decrease) in net assets resulting from operations	$5,977,116	$5,977,116	$2,874,185	$2,874,185

Weighted average number of units outstanding	56,851	56,851	55,250	55,250

Net income/(loss) per weighted average unit	$105.14	$105.14	$52.02	$52.02

(Concluded)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the nine months ended September 30, 2012 and 2011
(Unaudited)

For the nine months ended September 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	16,530,374	12,728.62	—	—	16,530,374	12,728.62	16,530,374	12,728.62
Members’ redemptions	(5,982,217)	(4,729.03)	—	—	(5,982,217)	(4,729.03)	(5,982,217)	(4,729.03)
Net investment income/(loss)	(3,587,077)	—	(433)	—	(3,587,510)	—	(3,587,510)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(3,501,520)	—	(374)	—	(3,501,894)	—	(3,501,894)	—

Members’ capital at September 30, 2012	$83,542,681	69,654.11	$9,740	8.12	$83,552,421	$69,662.23	$83,552,421	69,662.23

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	(99.508)		(99.508)

Net asset value per unit at September 30, 2012	$1,199.393		$1,199.393

For the nine months ended September 30, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed Futures LLC

	Members		Sponsor		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	16,673,179	13,150.24	—	—	16,673,179	13,150.24	16,673,179	13,150.24
Members’ redemptions	(8,248,704)	(6,450.88)	—	—	(8,248,704)	(6,450.88)	(8,248,704)	(6,450.88)
Net investment income/(loss)	(4,006,286)	—	(573)	—	(4,006,859)	—	(4,006,859)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,880,074	—	970	—	6,881,044	—	6,881,044	—

Members’ capital at September 30, 2011	$75,138,075	56,977.28	$10,707	8.12	$75,148,782	56,985.40	$75,148,782	56,985.40

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	48.999		48.999

Net asset value per unit at September 30, 2011	$1,318.738		$1,318.738

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) AND 2011 (UNAUDITED)

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

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. As of the year ended December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of September 30, 2012 and December 31, 2011, the Aspect Series held an interest in the Master Fund of approximately 86% and 87%, respectively.

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

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of September 30, 2012 (unaudited) and December 31, 2011 and the results of its operations and its changes in members’ capital for the three and nine months ended September 30, 2012 and 2011 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Change in Accounting Methodology

Prior to December 31, 2010, the Aspect Series consolidated the Master Fund for financial reporting purposes. During the fourth quarter of 2010, the Sponsor concluded that a change in accounting principle was appropriate. Pursuant to this change, the Aspect Series no longer consolidates the non wholly owned Master Funds over which it has a controlling financial interest. Rather, Aspect Series applies investment company master-feeder financial statement presentation, as described in FASB ASC 946, Financial Services – Investment Companies (“ASC 946”), to its interest in the Master Fund, the only non-wholly owned Master Fund over which it currently has a controlling financial interest.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of September 30, 2012 and 2011, and December 31, 2011, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Receivable from the Master Fund

Represents amounts due from the Master Fund for redemptions effective September 30, 2012 and December 31, 2011 but paid subsequent to that date. There were no such amounts receivable at September 30, 2012 or December 31, 2011.

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.

Prepaid Assets

Prepaid assets represent insurance contracts that are maintained by the Series. Premiums paid are capitalized and expensed over the term of the contract. There were no prepaid assets at September 30, 2012 or December 31, 2011.

Subscriptions Received in Advance

Subscriptions received in advance are subscriptions for Units effective subsequent to period end.

Redemptions Payable

Redemptions payable are Unit redemptions effective September 30, 2012 and December 31, 2011 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of September 30, 2012 and December 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Level 3 — Values for securities categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the Statement of Assets and Liabilities or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Sponsor is currently evaluating the impact of the update’s adoption on the Fund’s financial statement disclosures.

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

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Series or by the Sponsor) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the Clearing Broker and former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $49,055 and $161,395 and $30,132 and $134,378 for the three and nine months ended September 30, 2012 and 2011, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $436,003 and $1,304,426 and $378,977 and $1,088,237 for the three and nine months ended September 30, 2012 and 2011, respectively, and accrued $141,799 and $134,044 owed to UBS FS and Credit Suisse Securities LLC at September 30, 2012 and December 31, 2011, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $109,001 and $326,107 and $94,744 and $272,059 for the three and nine months ended September 30, 2012 and 2011, respectively, and accrued $1,204 and $11,402 payable to the Sponsor at September 30, 2012 and December 31, 2011, respectively.

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

Under signed agreement, the Trading Advisor for the Series receives a monthly Management Fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Sponsor’s Fees, Sales Commission or extraordinary fees accrued (including Performance Fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $436,731 and $1,306,894 and $381,413 and $1,091,975 for the three and nine months ended September 30, 2012 and 2011, respectively, and no amounts were accrued or owed to the Trading Advisor at September 30, 2012 and December 31, 2011.

Also, under signed agreement, the Trading Advisor receives a quarterly Performance Fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the Administrative Fee, the Sponsor’s Fee and Sales Commission but after deducting the Management Fee. The Series incurred Performance Fees of $0 and $173,293 and $1,080,526 and $1,151,168 during the three and nine months ended September 30, 2012 and 2011, respectively, and no amounts were accrued or owed to the Trading Advisor at September 30, 2012 and December 31, 2011.

As the Management and Performance Fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of Management and Performance Fees owed to the Trading Advisor as of September 30, 2012 and 2011 are reflected on the Master Fund’s Statements of Financial Condition as Payable to Trading Advisor.

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

At September 30, 2012 and December 31, 2011, the Series did not have direct commitments to buy or sell financial instruments, including derivative instruments. The Series has indirect commitments that arise through the positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at September 30, 2012 and December 31, 2011 is limited to the fair value of its investment in the Master Fund.

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

The following financial highlights show the Series’ financial performance for the nine months ended September 30, 2012 and 2011, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended September 30, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the nine months ended September 30, 2012 and 2011 and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the nine months ended September 30, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Members’ capital per Unit at beginning of period	$1,298.90	$1,269.74

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(53.52)	(72.52)
Net realized and unrealized gain on investments	(45.99)	121.52

Total from investment operations	(99.51)	49.00

Members’ capital per Unit at end of period	$1,199.39	$1,318.74

Total return:
Total return before performance fee	(7.46% )	5.50%
Performance fee	(0.20% )	(1.64%)

Total return after performance fee	(7.66% )	3.86%

Ratios to average Members’ capital
Net investment loss	(5.49% )	(7.02%)

Expenses:
Expenses	5.32%	5.40%
Performance fee	0.20%	1.63%

Total expenses	5.52%	7.03%

(9)	Subsequent Events

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

Member Subscriptions and Redemptions

Subsequent to September 30, 2012, Members subscribed approximately $639,134 (of which $457,098 represents subscriptions received in advance as of September 30, 2012) and redeemed approximately $557,453 through the issue date of the financial statements on November 14, 2012.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of September 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $9,829,785 and $10,298,501, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through September 30, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $5,982,217 (4,729.03 units) and $8,248,704 (6,450.88 units) for the nine months ended September 30, 2012 and 2011, respectively, of which $1,349,701 remained unpaid and is included in redemptions payable to investors in the Series at September 30, 2012.

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

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of September 30, 2012, the Series had a capitalization of $83,552,421 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended September 30, 2012

This performance description is a brief summary of how the Series performed during the quarter ended September 30, 2012, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended September 30, 2012 with a year-to-date loss of (7.68%), based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

July 1, 2012 to September 30, 2012

The Series posted a (3.72%) loss for the month ending September 30, 2012, a loss of (4.03%) and (7.68%) for the three and nine months ended September 30, 2012 and an overall gain of 19.94% for the Series from the inception of trading on March 16, 2007 through September 30, 2012 (not annualized and based on net asset value per unit for all other purposes).

The Series returned a loss of (3.72%) in September. Central bank action in Europe, US and China provided the necessary liquidity to drive equities and industrial commodities higher. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the Series generally incurred losses from long fixed income exposures, short exposures to industrial metals and the remaining short stock indices exposures. The strong regional effect of the signaled increase in Chinese infrastructure spending contributed to the price appreciation in both Chinese stock indices and industrial metals. Short exposures to industrial metals were therefore the Series’ worst performers, but the long exposure in gold made strong gains. The US dollar depreciated mid-month, as the Fed initiated an open-ended quantitative easing program, thus benefitting the Series’ short exposures especially against the New Zealand and Singapore Dollar. However, some of these currency gains were offset by losses from a stronger Euro where the Series still holds a net short exposure. In North America, the Series’ long exposures to stock indices proved profitable, but the short natural gas exposure incurred losses as the onset of colder weather drove prices higher. In addition, the established trends in grains such as soy and corn reversed following improved conditions for the new planting season.

The Series posted a (3.28%) loss for the month ending August 31, 2012, a (4.11%) loss for the year to date as of August 31, 2012 and an overall gain of 24.57% for the Series from the inception of trading on March 16, 2007 to August 31, 2012 (not annualized).

The Series returned a loss of (3.28%) in August. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and strong US economic data helped boost risk appetite during the month. As a result, losses arose from the Series’ long exposure to fixed income and the remaining short positions within the stock indices sector. The Euro also had a strong month, advancing against both the US Dollar and the Japanese Yen, causing further losses for the Series. The weakening Australian Dollar and strengthening Swiss Franc also led to negative performance from the Series’ positioning in these currencies relative to the US Dollar. On the commodities side, short positions in the energies sector mostly contributed negatively. Oil prices rose on the back of strong US economic data as well as bullish inventory statistics. However some gains were made from the Series’ short natural gas positions amid forecasts of milder weather in the US. Metals also proved difficult: worst performing were the Series’ short positions in platinum, as prices rose following violent disturbances at South African mines. Finally, in agriculturals, the impact of the worst US drought in more than half a century pushed soy prices higher, to the benefit of the Series’ long positions. Short positions in sugar also made gains as prices fell due to declining demand from India and an acceleration of harvesting in Brazil.

The Series posted a 3.05% gain for the month ending July 31, 2012, a (0.87%) loss for the year to date as of July 31, 2012 and an overall gain of 28.79% for the Series from the inception of trading on March 16, 2007 to July 31, 2012 (not annualized).

The Series returned 3.05% in July. The frailty of the world economic recovery was readily apparent in July. Spain’s worsening credit conditions tested the Eurozone’s ability to contain the situation, while the UK economy contracted for a third consecutive quarter. Chinese economic growth continued to slow and in the US, weaker labor and growth statistics completed the bearish picture. In keeping with this, the Bank of England extended their Quantitative Easing program while central banks in the Eurozone, China, Korea and South Africa cut rates in July. Accordingly, the Series made gains across its long fixed income positions, except in Australia where the Reserve Bank surprised markets and kept rates on hold. The Series’ short Euro position, especially against the Swedish Krona, made the currencies sector the top performer for the month. However, energies were the only negative sector. The Series also made gains from its short positions in base metals, reflecting a weakened demand outlook. Natural gas appreciated in price as a result of hot weather in the US and the Series’ short exposures in the oils complex caused losses as geopolitical tensions and potential supply disruptions resulted in higher oil prices. Finally, the agriculturals sector contributed positively, driven by long positions in grains where prices rallied as a result of drought in the US.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the third quarter of 2012:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

July 31, 2012	107.83	1,287.88
August 31, 2012	443.64	1,245.68
September 30, 2012	1,125.32	1,199.39

Total	1,676.79

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.

***2.1	Assignment Agreement

*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.

****3.2	Amended and Restated Limited Liability Company Operating Agreement

****3.3	Amended and Restated Separate Series Agreement for the Series.

****10.13	Advisory Agreement.

*10.5	Form of Customer Agreement.

**10.6	Form of Subscription Agreement.

****10.12	General Assignment and Assumption Agreement

****10.15	Representation Letter.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) as of September 30, 2012 (unaudited) and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (unaudited).

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

Dated: November 14, 2012

ALPHAMETRIX MANAGED FUTURES LLC

By:	AlphaMetrix, LLC
Sponsor

By:	/s/ Aleks Kins

Name:	Aleks Kins
Title:	President and Chief Executive Officer