Form 10-K
period 2012-12-31
AlphaMetrix Managed Futures LLC
filed 2013-04-11
CIK 1373179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

X☐

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

As of December 31, 2012 and 2011, units of limited liability company interest of the registrant with an aggregate net asset value of $75,382,045 and $80,083,121, respectively were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $9,210 and $10,547, respectively, were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Financial Statements and Report of Independent Registered Public Accounting Firm for the registrant’s master fund (the “Master Fund”) for the years ended December 31, 2012 and December 31, 2011 are incorporated by reference and filed as Exhibit 13.02 herewith.

ii

ALPHAMETRIX FUTURES LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

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

The Series’ business constitutes only one segment for financial reporting purposes, i.e. a speculative “commodity pool.” The Series does not engage in sales of goods or services. Financial information regarding the Series’ business is set forth in Item 6 “Selected Financial Data” and incorporated into Part II, Item 8.

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

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Master Fund is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The Series exposure to market risk is limited to its investment in or receivable from the Master Fund.

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

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2012 and 2011 are reflected in the Master Fund’s Statements of Operations and equals the Net realized and unrealized gain/(loss) on investments and foreign currency less trading costs.

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

Custody of Assets

The Series invests a portion of its assets in the Master Fund. At December 31, 2012 and 2011, the Series’ investment in the Master Fund was 79.69% and 83.06%, respectively, of the Series’ total assets. A substantial amount of the Master Fund’s assets are held in customer accounts at the Clearing Broker, an indirect, wholly-owned subsidiary of an affiliate of the former sponsor, although they may be held at other affiliates of the Clearing Broker or other third-party clearing brokers selected by the Sponsor.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2012 and 2011, 89.90% and 90.99%, respectively, of the net assets of the Master Fund was held in cash, of which 14.78% and 14.26% of the cash is restricted cash for margin requirements. As of December 31, 2012 and 2011, 1.76% and 2.54% of net assets, representing the fair values of futures, was held at the Clearing Broker. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Broker. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

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

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $1,701,154 and $1,471,300 for the years ended December 31, 2012 and 2011, respectively, and accrued $131,554 and $134,044 owed to UBS FS and Credit Suisse Securities at December 31, 2012 and 2011, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

The Sponsor receives a monthly sponsor fee of 0.04166 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes which take into account interest income, of each Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion.

AlphaMetrix360 LLC (the “Administrator”), a related party to the Sponsor, receives a monthly fee as to be determined by the Sponsor and the Administrator up to 0.0067 of 1% of the Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $3,300.

The Master Fund’s brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Master Fund are the per side brokerage commissions paid to the Clearing Broker (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include the Clearing Broker, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Broker and others. The “per side” commissions for U.S. markets paid by the Master Fund are approximately $5.00 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

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

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2012 and December 31, 2011:

	2012		2011
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fee	$173,293	0.21%	$1,151,168	1.60%
Management fee	1,704,284	2.04%	1,475,678	2.05%
Sales Commissions	1,701,154	2.03%	1,471,300	2.05%
Allocated trading costs	153,172	0.18%	102,436	0.14%
Sponsor fee	425,289	0.51%	367,825	0.51%
Other expenses	494,153	0.59%	469,855	0.65%
Total	$4,651,345	5.56%	$5,038,262	7.00%

The Series’ average month-end net asset value for financial reporting during 2012 and 2011 equaled $83,699,130 and $71,869,666, respectively.

During 2012 and 2011, interest expense allocated from the Master Fund (included in Other expenses in the table above) to the Series was $47,800 and $45,617, respectively or approximately (0.06) % and (0.06) %, respectively, of the Series’ average month-end net asset value for financial reporting for 2012 and 2011.

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

Item 4: Mine Safety Disclosures

Not applicable

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

As of December 31, 2012 and 2011, there were 893 and 801 holders of Units, including the Sponsor.

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

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2012 and 2011:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2012	486.899	$1,144.905
November 30, 2012	425.167	$1,127.150
December 31, 2012	2,976.809	$1,134.271
Total	3,888.875

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2011	294.663	$1,256.124
November 30, 2011	934.563	$1,273.392
December 31, 2011	116.498	$1,299.122
Total	1,345.724
9

Item 6: Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Financial Condition

	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed
	Futures LLC (Aspect Series)	Futures LLC	Futures LLC (Aspect Series)	Futures LLC
	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$63,194,749	$63,194,749	$69,103,283	$69,103,283
Cash at bank	16,104,735	16,104,735	14,093,440	14,093,440

Total Assets	$79,299,484	$79,299,484	$83,196,723	$83,196,723

LIABILITIES

REDEMPTIONS PAYABLE	$3,376,506	$3,376,506	$151,345	$151,345

SUBSCRIPTIONS RECEIVED IN ADVANCE	259,715	259,715	2,558,453	2,558,453

PAYABLES:
Accrued sales commission	131,554	131,554	134,044	134,044
Accrued sponsor fee	10,120	10,120	11,402	11,402
Accrued operating costs	130,334	130,334	247,811	247,811

Total Liabilities	3,908,229	3,908,229	3,103,055	3,103,055

MEMBERS’ CAPITAL
Members (66,458.60 and 61,654.52 units outstanding at December 31, 2012 and December 31, 2011, respectively, unlimited units authorized)	75,382,045	75,382,045	80,083,121	80,083,121
Sponsor (8.12 units outstanding at December 31, 2012 and December 31, 2011, respectively, unlimited units authorized)	9,210	9,210	10,547	10,547
Total Members’ Capital	75,391,255	75,391,255	80,093,668	80,093,668

Total Liabilities and Members’ Capital	$79,299,444	$79,299,444	$83,196,723	$83,196,723

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Operations

For the years ended December 31, 2012 and 2011

	AlphaMetrix Managed Futures LLC (Aspect Series) 2012	AlphaMetrix Managed Futures LLC 2012	AlphaMetrix Managed Futures LLC (Aspect Series) 2011	AlphaMetrix Managed Futures LLC 2011
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$16,727	$16,727	$26,040	$26,040
Trading costs	(153,172)	(153,172)	(102,436)	(102,436)
Interest expense	(47,800)	(47,800)	(45,617)	(45,617)
Bank fees	—	—	(103)	(103)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(184,245)	(184,245)	(122,116)	(122,116)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(446,353)	(446,353)	(424,135)	(424,135)
Management fee	(1,704,284)	(1,704,284)	(1,475,678)	(1,475,678)
Performance fee	(173,293)	(173,293)	(1,151,168)	(1,151,168)
Sales commissions	(1,701,154)	(1,701,154)	(1,471,300)	(1,471,300)
Sponsor fee	(425,289)	(425,289)	(367,825)	(367,825)

Series net investment income/(loss)	(4,450,373)	(4,450,373)	(4,890,106)	(4,890,106)

Total net investment income/(loss)	(4,634,618)	(4,634,618)	(5,012,222)	(5,012,222)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(6,377,197)	(6,377,197)	8,257,867	8,257,867
Net increase/(decrease) in unrealized appreciation/(depreciation)	(637,456)	(637,456)	(1,432,173)	(1,432,173)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(7,014,653)	(7,014,653)	6,825,694	6,825,694

Net increase/(decrease) in net assets resulting from operations	$(11,649,271)	$(11,649,271)	$1,813,472	$1,813,472

Weighted average number of units outstanding	66,989	66,989	56,210	56,210

Net income/(loss) per weighted average unit	$(173.90)	$(173.90)	$32.26	$32.26

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2012 and 2011

For the year ended December 31, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	17,342,258	13,421.99	—	—	17,342,258	13,421.99	17,342,258	13,421.99
Members’ redemptions	(10,395,400)	(8,617.91)	—	—	(10,395,400)	(8,617.91)	(10,395,400)	(8,617.91)
Net investment income/(loss)	(4,634,062)	—	(556)	—	(4,634,618)	—	(4,634,618)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(7,013,872)	—	(781)	—	(7,014,653)	—	(7,014,653)	—
Members’ capital at December 31, 2012	$75,382,045	66,458.60	$9,210	8.12	$75,391,255	66,466.72	$75,391,255	66,466.72

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	(164.630)		(164.630)
Net asset value per unit at December 31, 2012	$1,134.271		$1,134.271

For the year ended December 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	24,390,322	19,173.21	—	—	24,390,322	19,173.21	24,390,322	19,173.21
Members’ redemptions	(9,960,248)	(7,796.61)	—	—	(9,960,248)	(7,796.61)	(9,960,248)	(7,796.61)
Net investment income/(loss)	(5,011,512)	—	(710)	—	(5,012,222)	—	(5,012,222)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,824,747	—	947	—	6,825,694	—	6,825,694	—
Members’ capital at December 31, 2011	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	29.162		29.162
Net asset value per unit at December 31, 2011	$1,298.901		$1,298.901

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

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,033	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786
September 30, 2011	75,178,811	75,148,782	56,985.40	1,319.265	1,318.738
December 31, 2011	80,107,270	80,093,668	61,662.64	1,299.122	1,298.901
March 31, 2012	85,002,471	85,002,471	65,074.13	1,306.241	1,306.241
June 30, 2012	85,311,103	85,311,103	68,261.85	1,249.763	1,249.763
September 30, 2012	83,552,421	83,552,421	69,662.23	1,199.393	1,199.393
December 31, 2012	75,391,255	75,391,255	66,466.72	1,134.271	1,134.271

Total return after performance fee, from the commencement of operations through the period ended December 31, 2012.				13.43%	13.43%

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Broker as of December 31, 2012 and 2011 was restricted cash for margin requirements of $9,766,809 and $10,298,501, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through December 31, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes Member redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $10,395,400 (8,617.91 Units) and $9,960,248 (7,796.61 Units) for the years ended December 31, 2012 and December 31, 2011 respectively, and accrued $3,376,506 and $151,345 in redemptions payable to Members at December 31, 2012 and 2011, respectively.

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

Results of Operations

General

The Trading Advisor manages the assets of the Master Fund pursuant to the Program (see Item 1(c) “Narrative Description of Business”). The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of AHL (Adam, Harding and Lueck), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 148 employees and manages approximately $6 billion as of December 31, 2012. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the Securities and Exchange Commission as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of December 31, 2012 and 2011, the Series had a capitalization of $75,391,255 and $80,107,270, respectively, based on the net asset value for all other purposes.

Performance Summary

Quarter ended December 31, 2012

This performance description is a brief summary of how the Series performed during the quarter ended December 31, 2012, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended December 31, 2012 with a year-to-date loss of (12.67%), based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

October 1, 2012 to December 31, 2012

The Series posted a 0.63% gain for the month ended December 31, 2012, losses of (5.43%) and (12.67%) for the three and twelve months ended December 31, 2012 and an overall gain of 13.43% for the Series from the inception of trading on March 16, 2007 through December 31, 2012 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 0.63% in December. Negotiations concerning the fiscal cliff of tax increases and spending cuts in the US rumbled on throughout the month. Markets were initially confident that a deal would be struck before the end of the year, but this confidence faltered somewhat when a ‘Plan B’ deal fell apart and eleventh-hour negotiations continued. However, the Series’ performance was driven more by Japanese markets, following the landslide election victory of a new Liberal Democratic Party-led government determined to introduce inflation targeting and provide increased fiscal stimulus. The Series’ long positions in Japanese equity indices and short exposure to the Yen profited from the resulting moves, although this was slightly reduced by the long exposure to Japanese Government Bonds which finished as the worst performing market for the month. There were similar patterns in performance elsewhere in the portfolio. Long positions in stock indices were nearly almost all profitable as markets ended the year positively, while global government bond markets (other than Germany) sold off, making this the worst sector for the month. In commodity markets, the energies sector finished the month close to flat as gains from a growing short position in natural gas were offset by small losses from the oils complex. The losses in the metals sector came from long positions across the precious metals, with silver especially suffering as the price dropped 8% in the third week.

In agricultural markets the short coffee exposure continued to profit following news of favorable harvesting conditions in South America. The rest of the sector struggled however, especially grains markets where prices fell following forecasts of higher supply levels.

The Series posted a (1.55%) loss for the month ended November 30, 2012, a (13.22%) loss for the year to date as of November 30, 2012 and an overall gain of 12.72% for the Series from the inception of trading on March 16, 2007 to November 30, 2012 (not annualized).

The Series returned (1.55%) in November. Following Obama’s re-election as US President, market sentiment was dominated by concerns over the US fiscal cliff of tax increases and spending cuts and the provision of aid to Greece. The safe haven of government bonds attracted demand amid the uncertainty, leading to gains from most long positions held in the bonds sector. Stock markets fell during the first half of the month, but later hopes that an agreement would be reached to provide aid to Greece led to a resurgence of risk appetite. Additionally, strong global economic data boosted stock markets, leading to profits from the Series’ net long exposure to stock indices over the month. The currencies sector also performed positively. In particular, the Series’ short exposure to the Yen against the US Dollar made gains following the Japanese government’s decision to dissolve parliament and call an early election in December. Additional gains came from the Series’ short Euro positions against other European currencies. However the commodities sectors all proved more difficult in the month, most notably short positions in industrial metals saw losses as prices rose following strong Chinese export data and as risk appetite started to return to markets in the second half of the month. Whilst gains came from some long positions in precious metals, losses came from gold, which sold off amid the pessimism surrounding the US budget talks. Short positions in oil markets made losses too as prices rose due to unrest in the Middle East, while in the agriculturals sector long soy positions were negatively affected by expectations of high supplies. One highlight amongst commodities was the Series’ short position in coffee, which made gains on forecasts of high production in Brazil and Vietnam.

The Series posted a (4.54%) loss for the month ended October 31, 2012, a (11.86%) loss for the year to date as of October 31, 2012 and an overall gain of 14.49% for the Series from the inception of trading on March 16, 2007 to October 31, 2012 (not annualized).

The Series returned (4.54%) in October. The month began with a strong US jobs report, which led to equity markets making gains while bonds sold off. However, equity markets later fell after the IMF cut its growth forecasts for most developed countries and focus turned to a disappointing US earnings season. As a result losses came from the Series’ net long exposure to stock indices, in particular from its long position in the NASDAQ 100. Positive sentiment regarding the Eurozone also drove markets, causing bond markets to continue to fall and making the bonds sector the worst performing sector for the Series. The US Dollar strengthened against commodity currencies, leading to losses from the currencies sector. Additionally, the long position in the Swedish Krona against the Euro suffered from uncertainty over the economic outlook for Sweden. Oil markets fell amid concerns over global demand and high WTI crude oil inventory levels, causing losses from long positions in oil products but gains from the short position in crude oil itself. Short positions in some industrial metals such as aluminum and nickel profited, while the Series’ long position in gold struggled as metals prices fell on uncertainty about demand, in particular from China. Finally, in agriculturals long positions in grains saw losses, but short positions in sugar and coffee gained from falling prices.

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

The Series returned a loss of (3.28%) in August. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and strong US economic data helped boost risk appetite during the month. As a result, losses arose from the Series’ long exposure to fixed income and the remaining short positions within the stock indices sector. The Euro also had a strong month, advancing against both the US Dollar and the Japanese Yen, causing further losses for the Series. The weakening Australian Dollar and strengthening Swiss Franc also led to negative performance from the Series’ positioning in these currencies relative to the US Dollar. On the commodities side, short positions in the energies sector mostly contributed negatively. Oil prices rose on the back of strong US economic data as well as bullish inventory statistics. However some gains were made from the Series’ short natural gas positions amid forecasts of milder weather in the US. Metals also proved difficult: worst performing were the Series’ short positions in platinum, as prices rose following violent disturbances at South African mines. Finally, in agricultural, the impact of the worst US drought in more than half a century pushed soy prices higher, to the benefit of the Series’ long positions. Short positions in sugar also made gains as prices fell due to declining demand from India and an acceleration of harvesting in Brazil.

The Series posted a 3.05% gain for the month ending July 31, 2012, a (0.87%) loss for the year to date as of July 31, 2012 and an overall gain of 28.79% for the Series from the inception of trading on March 16, 2007 to July 31, 2012 (not annualized).

The Series returned 3.05% in July. The frailty of the world economic recovery was readily apparent in July. Spain’s worsening credit conditions tested the Eurozone’s ability to contain the situation, while the UK economy contracted for a third consecutive quarter. Chinese economic growth continued to slow and in the US, weaker labor and growth statistics completed the bearish picture. In keeping with this, the Bank of England extended their Quantitative Easing program while central banks in the Eurozone, China, Korea and South Africa cut rates in July. Accordingly, the Series made gains across its long fixed income positions, except in Australia where the Reserve Bank surprised markets and kept rates on hold. The Series’ short Euro position, especially against the Swedish Krona, made the currencies sector the top performer for the month. However, energies were the only negative sector. The Series also made gains from its short positions in base metals, reflecting a weakened demand outlook. Natural gas appreciated in price as a result of hot weather in the US and the Series’ short exposures in the oils complex caused losses as geopolitical tensions and potential supply disruptions resulted in higher oil prices. Finally, the agricultural sector contributed positively, driven by long positions in grains where prices rallied as a result of drought in the US.

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

April 1, 2012 to June 30, 2012

The Series posted a (5.04%) loss for the month ending June 30, 2012, losses of (4.32%) and (3.80%) for the three and six months ended June 30, 2012 and an overall gain of 24.98% for the Series from the inception of trading on March 16, 2007 through June 30, 2012 (not annualized and based on net asset value per unit for all other purposes).

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

The Series posted a (0.09%) loss in September. Gains were made from the Series’ long positions in fixed income and from its net short exposure to energies and stock indices. The price action in these broad asset classes reflected ongoing widespread concern over both weakening global growth and the European sovereign debt crisis. Following a downbeat assessment of the risks to the US economy, the Federal Reserve launched ‘Operation Twist’. Subsequently, equity and commodity markets sold off while fixed income prices rallied. By contrast, the Series suffered losses in the currencies sector, driven by a strengthening US Dollar. However the positioning responded and switched to a net long towards the end of the month. In commodities, both oils and natural gas prices fell, making the energies sector a positive contributor. However, gold and silver prices reversed sharply to the detriment of the Series’ positions, making them the worst contributors for the month. Finally, the poor return from the agricultural sector was driven by falls in coffee and grains prices following particularly strong harvest yields.

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

The Series lost 3.12% in June. Greek sovereign debt concerns combined with the US Federal Reserve’s downward revision of growth forecasts led to broad risk aversion towards the middle of the month. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the Series made losses as stock markets and commodities declined and the US Dollar strengthened. The losses were partly offset by gains from the Series’ long positions in fixed income markets, particularly German, US and Japanese government bonds, as prices rallied. In the UK, the most recent minutes of the Monetary Policy Committee reinforced the Bank of England’s commitment to a low interest rate environment. Consequently, Sterling fell against the US Dollar while Short Sterling rallied. The International Energy Agency’s decision to release strategic oil reserves added to the downward pressure on oil prices. In agricultural, the worst performer was corn as prices fell following reports of an unexpectedly large planting season in the US. Towards the end of the month, the Series gave back some of its gains from its long fixed income positions as optimism returned to the markets following the avoidance of default by Greece and the release of strong economic data from the US and Asia.

The Series posted a (4.52%) loss for the month ended May 31, 2011, a (1.14%) loss for the year to date as of May 31, 2011 and an overall gain of 25.68% for the Series from the inception of trading on March 16, 2007 to May 31, 2011 (not annualized).

The Series lost 4.52% in May. Key themes for the month were sell-offs in the commodity markets and continued concerns surrounding Eurozone sovereign debt and global growth. The Series made losses from its long positions in risk-seeking assets with gains coming from the fixed income sectors. Oil prices fell from their recent highs following the release of bearish inventory statistics at the start of the month and moves by investors to take profits in the commodity sector. Agricultural and metals markets also retraced from their previous highs. Global equities meanwhile declined amid poor global growth data, to the detriment of the Series’ long positions. Risk aversion boosted demand for the US Dollar, to the detriment of the Series’ net short exposure. The Euro fell due to the Eurozone worries, resulting in losses from the Series’ long EUR/USD position. In fixed income, global bond and interest rate futures rose due to safe-haven appeal, to the benefit of the Series’ growing long bond positions. Positive performance from the interest rates sector was driven by profits from the Series’ long Eurodollar position.

The Series posted a 4.02% return for the month ended April 30, 2011, a 3.54% gain for the year to date as of April 30, 2011 and an overall gain of 31.63% for the Series from the inception of trading on March 16, 2007 to April 30, 2011 (not annualized).

The Series returned 4.02% in April, driven by a combination of US Dollar weakness and robust performance from energies and precious metals. The US Dollar fell against major currencies, benefiting the Series’ net short positioning, amid continued expectations that the US Federal Reserve will keep interest rates low. Long positions in oil and its products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Events on both sides of the Atlantic prompted investors to switch to safe haven assets. Standard & Poor’s cut its outlook on US sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result. Concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the Series’ short positions in Euro Bund and Euribor. Towards the end of the month a series of positive US earnings announcements and successful European government bond auctions helped increase risk appetite. As a result the Series made strong gains from risky assets despite a temporary mid-month energy price correction. Performance from agricultural was mixed. Cotton futures fell amid uncertainty over demand, while the Series made gains from its long position in coffee as the cost of Arabica rose to a 34-year high following increased demand from developing countries.

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

The Series returned (1.55%) in January. There were two main themes that drove markets during the month: civil unrest in North Africa and increased concerns about inflation. The People’s Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Meanwhile, in Europe, ECB President Jean-Claude Trichet signaled a potential for interest rate increases in the Eurozone after inflation data exceeded forecasts. The Series incurred losses from its long Euribor and Schatz holdings but benefited from a weaker Euro. In addition, the bonds sector saw losses from the short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. In commodities, the main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during the month. By contrast, the energies sector was the month’s best performer. Concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the Series’ long positions across the oils complex. In agricultural, the Series’ long positions continued to generate positive performance as prices in grains and softs moved upwards, further fuelling the inflation debate.

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

The Series’ management, Sponsor and operating expenses and the sales commissions are a constant percentage of the Series’ net asset value for all other purposes. Trading costs allocated from the Master Fund (based on the Series pro rata investment in the Master Fund), which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Master Fund. Trading costs are based on the actual number of contracts traded. The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated from the Series’ investment in the Master Fund, excluding interest income and after reduction for trading costs and certain other fees and expenses.

For the Master Fund, there is generally no meaningful distinction between realized and unrealized profits. Most of the instruments traded by the Master Fund are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. Via its investment in the Master Fund, the Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by the Master Fund by offset, not delivery. The Master Fund’s Financial Statements filed as Exhibit 13.02 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2012 and 2011.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8: Financial Statements and Supplementary Data

Supplementary Data

Net Income by Quarter (unaudited)

Four Quarters through December 31, 2012

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	Total
Total Income (Loss)	$1,722,911	$(2,777,928)	$(2,433,858)	$(3,509,051)	$(6,997,926)
Total Expenses	(1,286,864)	(1,162,198)	(1,151,467)	(1,050,816)	(4,651,345)
Net Income (Loss)	$436,047	$(3,940,126)	$(3,585,325)	$(4,559,867)	$(11,649,271)
Net Income (Loss) per Unit[1]	$6.87	$(58.20)	$(51.34)	$(66.33)	$(173.90)

1 Based on average number of Units for the year.

Net Income by Quarter (unaudited)

Four Quarters through December 31, 2011

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Total
Total Income (Loss)	$687,622	$(1,845,662)	$8,045,785	$(36,011)	$6,851,734
Total Expenses	(978,294)	(966,597)	(2,068,669)	(1,024,702)	(5,038,262)
Net Income (Loss)	$(290,672)	$(2,812,259)	$5,977,116	$(1,060,713)	$1,813,472
Net Income (Loss) per Unit[1]	$(5.50)	$(49.65)	$105.17	$(18.03)	$32.26

1 Based on average number of Units for the year.

As the Platform is classified as a Smaller Reporting Company, as defined by Rule 229.10(f)(1) of Regulation S-K, the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

ALPHAMETRIX MANAGED FUTURES LLC

(A Limited Liability Company)

Financial Statements as of December 31, 2012 and 2011

and for Each of the Two Years Ended December 31, 2012 and 2011,

and Report of Independent Registered Public Accounting Firm

AFFIRMATION OF ALPHAMETRIX, LLC.

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition of AlphaMetrix Managed Futures LLC as of December 31, 2012 and 2011, and the related statements of operations and changes in members’ capital for each of the two years ended December 31, 2012, are accurate and complete.

/s/ Aleks Kins
Aleks Kins
President and Chief Executive Officer
AlphaMetrix, LLC.
Manager of AlphaMetrix Managed Futures LLC
29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of AlphaMetrix Managed Futures LLC:

We have audited the accompanying statements of financial condition of AlphaMetrix Managed Futures LLC, comprising of AlphaMetrix Managed Futures LLC (Aspect Series), (a series of a Delaware Series Limited Liability Company) (collectively the “Platform”), as of December 31, 2012 and 2011, and the related statements of operations and changes in members’ capital for the years then ended. These financial statements are the responsibility of the Platform’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Platform is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Platform’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Platform at December 31, 2012 and 2011, and the results of its operations and the changes in its members’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
April 11, 2013
30

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Financial Condition

	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2012	AlphaMetrix Managed Futures LLC December 31, 2012	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2011	AlphaMetrix Managed Futures LLC December 31, 2011
ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$63,194,749	$63,194,749	$69,103,283	$69,103,283
Cash at bank	16,104,735	16,104,735	14,093,440	14,093,440

Total Assets	$79,299,484	$79,299,484	$83,196,723	$83,196,723

LIABILITIES

REDEMPTIONS PAYABLE	$3,376,506	$3,376,506	$151,345	$151,345

SUBSCRIPTIONS RECEIVED IN ADVANCE	259,715	259,715	2,558,453	2,558,453

PAYABLES:
Accrued sales commission	131,554	131,554	134,044	134,044
Accrued sponsor’s fee	10,120	10,120	11,402	11,402
Accrued operating costs	130,334	130,334	247,811	247,811

Total Liabilities	3,908,229	3,908,229	3,103,055	3,103,055

MEMBERS’ CAPITAL
Members (66,458.60 and 61,654.52 units outstanding at December 31, 2012 and December 31, 2011, respectively, unlimited units authorized)	75,382,045	75,382,045	80,083,121	80,083,121
Sponsor (8.12 units outstanding at December 31, 2012 and December 31, 2011, respectively, unlimited units authorized)	9,210	9,210	10,547	10,547
Total Members’ Capital	75,391,255	75,391,255	80,093,668	80,093,668

Total Liabilities and Members’ Capital	$79,299,484	$79,299,484	$83,196,723	$83,196,723

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Operations

For the years ended December 31, 2012 and 2011

	AlphaMetrix Managed Futures LLC (Aspect Series) 2012	AlphaMetrix Managed Futures LLC 2012	AlphaMetrix Managed Futures LLC (Aspect Series) 2011	AlphaMetrix Managed Futures LLC 2011
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$16,727	$16,727	$26,040	$26,040
Trading costs	(153,172)	(153,172)	(102,436)	(102,436)
Interest expense	(47,800)	(47,800)	(45,617)	(45,617)
Bank fees	—	—	(103)	(103)

Net investment income/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(184,245)	(184,245)	(122,116)	(122,116)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(446,353)	(446,353)	(424,135)	(424,135)
Management fee	(1,704,284)	(1,704,284)	(1,475,678)	(1,475,678)
Performance fee	(173,293)	(173,293)	(1,151,168)	(1,151,168)
Sales commissions	(1,701,154)	(1,701,154)	(1,471,300)	(1,471,300)
Sponsor fee	(425,289)	(425,289)	(367,825)	(367,825)

Series net investment income/(loss)	(4,450,373)	(4,450,373)	(4,890,106)	(4,890,106)

Total net investment income/(loss)	(4,634,618)	(4,634,618)	(5,012,222)	(5,012,222)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(6,377,197)	(6,377,197)	8,257,867	8,257,867
Net increase/(decrease) in unrealized appreciation/(depreciation)	(637,456)	(637,456)	(1,432,173)	(1,432,173)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(7,014,653)	(7,014,653)	6,825,694	6,825,694

Net increase/(decrease) in net assets resulting from operations	$(11,649,271)	$(11,649,271)	$1,813,472	$1,813,472

Weighted average number of units outstanding	66,989	66,989	56,210	56,210

Net income/(loss) per weighted average unit	$(173.90)	$(173.90)	$32.26	$32.26

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2012 and 2011

For the year ended December 31, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	17,342,258	13,421.99	—	—	17,342,258	13,421.99	17,342,258	13,421.99
Members’ redemptions	(10,395,400)	(8,617.91)	—	—	(10,395,400)	(8,617.91)	(10,395,400)	(8,617.91)
Net investment income/(loss)	(4,634,062)	—	(556)	—	(4,634,618)	—	(4,634,618)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(7,013,872)	—	(781)	—	(7,014,653)	—	(7,014,653)	—
Members’ capital at December 31, 2012	$75,382,045	66,458.60	$9,210	8.12	$75,391,255	66,466.72	$75,391,255	66,466.72

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	(164.630)		(164.630)
Net asset value per unit at December 31, 2012	$1,134.271		$1,134.271

For the year ended December 31, 2011	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$63,839,812	50,277.92	$10,310	8.12	$63,850,122	50,286.04	$63,850,122	50,286.04
Members’ subscriptions	24,390,322	19,173.21	—	—	24,390,322	19,173.21	24,390,322	19,173.21
Members’ redemptions	(9,960,248)	(7,796.61)	—	—	(9,960,248)	(7,796.61)	(9,960,248)	(7,796.61)
Net investment income/(loss)	(5,011,512)	—	(710)	—	(5,012,222)	—	(5,012,222)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	6,824,747	—	947	—	6,825,694	—	6,825,694	—
Members’ capital at December 31, 2011	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64

Net asset value per unit at January 1, 2011	$1,269.739		$1,269.739
Change in net asset value per unit	29.162		29.162
Net asset value per unit at December 31, 2011	$1,298.901		$1,298.901

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(1) Organization

As of November 1, 2008, AlphaMetrix, LLC (the “Sponsor”) is the sponsor of AlphaMetrix Managed Futures LLC (the “Platform”). The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”) and Registered Transfer Agent (“RTA”), and is a member of the National Futures Association (“NFA”). The Platform was formed on July 25, 2006 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures LLC (Aspect Series) (the “Aspect Series” or “Series”) is the only “segregated series” of the Platform. Since the Aspect Series is the Platform’s only segregated series, references to Aspect Series also include the Platform unless otherwise noted. On November 1, 2008, the Sponsor was assigned sponsorship in the Platform and managerial interest in the Aspect Series from the former sponsor of the Platform, UBS Managed Fund Services, Inc. (“UBS MFS” or the “former sponsor”) and the name of the Platform and Aspect Series were changed from UBS Managed Futures LLC and UBS Managed Futures LLC (Aspect Series) to AlphaMetrix Managed Futures LLC and AlphaMetrix Managed Futures LLC (Aspect Series), respectively. The Platform and Aspect Series are governed in accordance with the Confidential Offering Memorandum dated October 31, 2011 (the “Confidential Disclosure Memorandum”). All capitalized terms used herein are defined in the Confidential Offering Memorandum.

The Aspect Series invested substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invested a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. Prior to December 31, 2010 the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Subsequent to December 31, 2010, the Aspect Series and Master Fund are no longer consolidated.

The Master Fund engages in the speculative trading of U.S. and foreign futures and forward currency contracts (collectively, “derivatives”) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. Until October 1, 2009, UBS Securities LLC was the Series’ futures clearing broker (the “Clearing Broker”) and until October 13, 2009, UBS AG was the foreign exchange clearing broker of the Master Fund. On and after October 1, 2009 for general futures clearing brokerage, excluding foreign currency, and on and after October 13, 2009 including foreign currency, Credit Suisse Securities (USA) LLC acts as the Master Fund’s clearing broker (reference to the “Clearing Broker” shall be UBS Securities LLC if involving matters prior to October 1, 2009 and to Credit Suisse Securities (USA) LLC for matters on or after October 1, 2009). The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

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

Investment

The Series invests substantially all of its assets in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. At December 31, 2012 and 2011, the Series’ investment in the Master Fund was $63,194,749 and $69,103,283, approximately 85.98% and 87.07% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase /(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of December 31, 2012 and 2011, the Aspect Series exists as the only segregated series on the Platform.

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

Subscriptions received in advance

Subscriptions received in advance are subscriptions received for the purchase of units effective subsequent to year end.

Redemptions payable

Redemptions payable are share redemptions effective December 31, 2012 and 2011 but paid subsequent to year end.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of December 31, 2012 and 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since their respective inception date.

As the Series is a partnership for tax purposes, the Series’ Members are individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the allocation from the Master Fund of the Master Fund’s interest income/expense from its broker, or (2) interest income from the Series’ bank account.

Allocation of Operating Costs

The Series bears its own operating and investment costs and expenses.

Fair Value Measurement and Disclosure

FASB ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

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

The Series invests its assets in the Master Fund. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the attached financial statements of the Master Fund.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests substantially all of its assets in the Master Fund which engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the financial statements of the Master Fund. The Series does not directly trade derivatives.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update creates new disclosure requirements requiring entities to disclose both gross and net information for recognized derivative instruments and financial instruments that are either offset in the Statement of Financial Condition or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Sponsor is currently evaluating the impact of the ASU’s adoption on the Master Fund’s financial statement disclosures.

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

Indemnifications

In the normal course of business, the Series enters into contracts and agreements that contain a variety of representations and warranties and which would provide general indemnifications. The maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Series that have not yet occurred. However, the Series expects the risk of any future obligation under these indemnifications to be remote.

(3) Related Party Transactions

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Platform or by the Aspect Series) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $174,311 and $178,638 for the years ended December 31, 2012 and 2011, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS or Credit Suisse Securities LLC equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $1,701,154 and $1,471,300 for the years ended December 31, 2012 and 2011, respectively, and accrued $131,554 and $134,044 to Credit Suisse Securities at December 31, 2012 and 2011, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

Service provider fees are part of operating cost. Unlike other retails, operating cost are a fixed number and not regarded on a basis point.

The Sponsor receives a monthly sponsor fee of 0.04167 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income after deducting the management fee and accrued performance fee, if any, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $425,289 and $367,825 for the years ended December 31, 2012 and 2011, respectively, and accrued $10,120 and $11,402 to the Sponsor at December 31, 2012 and 2011, respectively.

The former sponsor paid all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. As described in the Series’ current Confidential Disclosure Memorandum (including Parts One and Two, the “Disclosure Document”), the Series reimbursed the former sponsor for these costs. For financial reporting purposes in conformity with GAAP, the Series expensed the total organizational costs of $208,820 when incurred and deducted the initial offering costs of $119,732 from Members’ capital as of March 16, 2007 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”). Beginning March 31, 2012, all organizational costs have been amortized and as such the net asset value for financial reporting mirrors the net asset value for all other purposes.

The net asset value and net asset value per Unit are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2007	7,805,411	7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,036	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,032	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786
September 30, 2011	75,178,811	75,148,782	56,985.40	1,319.265	1,318.738
December 31, 2011	80,107,270	80,093,668	61,662.64	1,299.122	1,298.901
March 31, 2012	85,002,471	85,002,471	65,074.13	1,306.241	1,306.241
June 30, 2012	85,311,103	85,311,103	68,261.84	1,249.763	1,249.763
September 30, 2012	83,552,421	83,552,421	69,662.22	1,199.393	1,199.393
December 31, 2012	75,391,255	75,391,255	66,466.72	1,134.271	1,134.271

Total return after performance fee, from the commencement of operations through the period ended December 31, 2012.				13.43%	13.43%

* Commencement of operations of the Series was March 16, 2007.

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

Under signed agreement, the Trading Advisor for the Series receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, Sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $1,704,284 and $1,475,678 for the years ended December 31, 2012 and 2011, respectively, and accrued $0 to the Trading Advisor at December 31, 2012 and 2011.

Also, under signed agreement the Series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the Sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $173,293 and $1,151,168 during the years ended December 31, 2012 and 2011, respectively, and accrued $0 to the Trading Advisor at December 31, 2012 and 2011.

As the management and performance fees are paid out of the Master Fund, via a redemption by the Series from the Master, the amounts of management and performance Fees owed to the Trading Advisor as of December 31, 2012 and 2011 are reflected on the Master Fund’s Statement of Financial Condition as payable to trading advisor.

(5) Administration

AlphaMetrix360, LLC (“AlphaMetrix360”), a related party to the Sponsor, serves as the administrator. The Administrator is responsible for certain clerical and administrative functions of the Platform and Series, including acting as registrar and transfer agent, calculation of the NAV based on valuations provided by the Trading Advisor and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV).

(6) NAV Verification Agent

Beginning in November 2011, Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as a NAV Verification Agent and perform certain net asset value verification procedures for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator.

(7) Financial Instruments with Off-balance sheet and Concentration of Credit Risk

At December 31, 2012 and 2011, the Series did not have direct commitments to buy or sell financial instruments, including derivative instruments. The Series has indirect commitments that arise through the positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at December 31, 2012 and 2011 is limited to the fair value of its investment in the Master Fund.

(8) Financial Highlights

The following financial highlights show the Series’ financial performance for the years ended December 31, 2012 and 2011. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire year - a percentage change in the Member’s capital value for the year. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•	Per unit operating performance is computed based upon the weighted-average net Units for the years ended December 31, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the years ended December 31, 2012 and 2011.
40

•	The net investment loss and total expense ratios are computed based upon the weighted average net assets for the years ended December 31, 2012 and 2011. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Members’ capital per Unit at beginning of the year	$1,298.90	$1,269.74

Per unit data (for a Unit outstanding throughout the year):
Net investment loss	(68.51)	(88.23)
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(96.12)	117.39
Total from investment operations	(164.63)	29.16

Members’ capital per Unit at end of the year	$1,134.27	$1,298.90

Total return:
Total return before performance fee	(12.47)%	3.89%
Performance fee	(0.20)%	(1.59)%
Total return after performance fee	(12.67)%	2.30%

Ratios to average Members’ capital
Net investment loss	(5.48)%	(6.90)%

Expenses:
Expenses	5.30%	5.35%
Performance fee	0.21%	1.58%
Total expenses	5.51%	6.93%
41

(9) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the financial statements through the date the financial statements were issued. The Sponsor has determined that there are no material events that would require recognition or disclosure in the financial statements.

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

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2012. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2012, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

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

David Young. Mr. Young joined AlphaMetrix in March 2010 as its Chief Operations Officer. Mr. Young’s registration as a principal of AlphaMetrix was approved on March 19, 2010. Mr. Young previously held the position of President at Spectrum Global Fund Administration from March 2002 through March 2010. Spectrum Global Fund Administration provides middle and back office outsourcing and administration services to hedge funds and funds of funds through its proprietary technology platform. He was also the President and COO of Midland Trading, LLC, an options specialist firm trading at the Chicago Board of Options Exchange, from March 2000 until March 2002. Midland Trading, LLC was formed in March of 2000 through a restructuring of The Arbitrage Group, LLC, an options specialist firm trading at the Chicago Board of Options Exchange. Mr. Young was the Chief Financial Officer of The Arbitrage Group, LLC from August 1998 until March 2000. Prior to working at Midland Trading, LLC, Mr. Young was the Chief Financial Officer of Fenchurch Capital Management, LLC, a hedge fund in Chicago trading in fixed income arbitrage, from August of 1989 until August of 1998. From August of 1987 until August of 1989, Mr. Young was a Senior Accountant with First Options of Chicago, an options trading firm. Mr. Young received a Bachelor of Science degree in Accounting from North Central College, Naperville, Illinois, in 1987.

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

Franz Gildemeister. Mr. Gildemeister joined AlphaMetrix in July 2010, was approved as a Principal on June 22, 2011, and is currently its Chief Fund Accountant and Controller. In such capacity, Mr. Gildemeister oversees the accounting for AlphaMetrix’s fund structures, including the semimonthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients. From July 2010 to June 24, 2011 Mr. Gildemeister held the position of Director of Fund Accounting and, in such capacity he acted as liaison between AlphaMetrix and their fund administrator to ensure the timely and accurate calculation of the semi-monthly nets asset values for the funds. Prior to joining AlphaMetrix, Mr. Gildemeister was the Controller for Sky Road LLC, a front-office solutions provider for hedge funds from November 2008 through June 2010. His primary responsibilities were maintaining the books and records for the company and assisting in the preparation of the company’s foreign and domestic tax filings. From August 2006 through October 2008, Mr. Gildemeister was the Director of Accounting for VARA Capital Management, LLC, a hedge fund manager, employing a global macro strategy. His primary responsibilities were to prepare the monthly and year-end financial statements under U.S. GAAP for the hedge funds managed by the company. Prior to joining VARA Capital Management, LLC, Mr. Gildemeister was a Senior Client Relationship Manager at Spectrum Global Fund Administration from July 2003 through August 2006. He managed the day to day back office operations for hedge fund clients employing a variety of strategies including, fixed income arbitrage, distressed debt, global macro and emerging markets. Mr. Gildemeister received a B.S. degree in Accounting from Hartwick College, Oneonta, New York in 1997 and is a registered CPA in the state of Vermont.

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

As of December 31, 2012 and 2011, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2012 and 2011, the Sponsor owned directly 8.120 Units, which constituted 0.01% of the total Units outstanding, and did not own any Units indirectly.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.” As of December 31, 2012 and 2011, the Series had paid the following: (a) Sponsor fees of $425,289 and $367,825 to the Sponsor;

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

Aggregate fees billed for professional services rendered by Deloitte & Touche, LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the years ended December 31, 2012 and 2011 were $166,200 and $161,100, respectively.

(2)	Audit-Related Fees

There were no fees for audit related services rendered by D&T for the years ended December 31, 2012 and 2011 related to the Series.

(3)	Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the years ended December 31, 2012 and 2011, were approximately $13,522 and $7,310, respectively.

(4)	All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the years ended December 31, 2012 and 2011 for any other professional services in relation to the Series.

(5)	Pre-Approval Policies

The Sponsor’s principal executive and financial officers review the estimated audit and tax fees prior to engaging an auditor or tax services for the Series.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See Financial Statements for the Master Fund filed herewith as Exhibit 13.02 and Financial Statements for the series incorporated into Part II, Item 8.

Affirmation of AlphaMetrix, LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition

Statements of Operations

Statements of Changes in Members’ Capital

Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Financial Statements incorporated into Part II, Item 8.

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document
**1.1	Selling Agreement.
*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.
****4.1	Amended and Restated Limited Liability Company Operating Agreement
****4.2	Amended and Restated Separate Series Agreement for the Series.
****10.1	Advisory Agreement.
****10.2	Representation Letter.
**10.3	Administration Agreement.
*10.4	Form of Customer Agreement.
**10.5	Form of Subscription Agreement.
***10.6	Assignment Agreement
****10.7	General Assignment and Assumption Agreement

Exhibit Number	Description of Document
****10.8	Administration Agreement Assignment
13.02	2012 and 2011 AlphaMetrix Aspect Fund – MT0001 Financial Statements and Report of Independent Registered Public Accounting Firm.
*21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*****101.INS	XBRL Instance Document
*****101.SCH	XBRL Taxonomy Extension Schema
*****101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*****101.DEF	XBRL Taxonomy Extension Definition Linkbase
*****101.LAB	XBRL Taxonomy Extension Label Linkbase
*****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2013.

Dated: April 11, 2013

ALPHAMETRIX MANAGED FUTURES LLC (ASPECT SERIES)

By: AlphaMetrix, LLC

Sponsor

By: /s/ Aleks Kins
Name: Aleks Kins
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	April 11, 2013
George Brown

/s/ David Young	Chief Operations Officer	April 11, 2013
David Young

AlphaMetrix, LLC

Sponsor of Registrant

April 11, 2013

S-1