Form 10-Q
period 2013-03-31
AlphaMetrix Managed Futures LLC
filed 2013-05-15
CIK 1373179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to

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

Yes ☐ No ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2013 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Financial Condition
As of March 31, 2013 (Unaudited) and December 31, 2012

	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed
	Futures LLC (Aspect Series)	Futures LLC	Futures LLC (Aspect Series)	Futures LLC
	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$64,515,302	$64,515,302	$63,194,749	$63,194,749
Cash at bank	5,352,936	5,352,936	16,104,735	16,104,735
Due from Sponsor	29,498	29,498	—	—

Total Assets	$69,897,736	$69,897,736	$79,299,484	$79,299,484

LIABILITIES

REDEMPTIONS PAYABLE	$2,853,419	$2,853,418	$3,376,506	$3,376,506

SUBSCRIPTIONS RECEIVED IN ADVANCE	210,968	210,968	259,715	259,715

PAYABLES:
Accrued sales commission	115,836	115,836	131,554	131,554
Accrued sponsor’s fee	—	—	10,120	10,120
Accrued operating costs and administrative fee	214,077	214,077	130,334	130,334

Total Liabilities	3,394,300	3,394,299	3,908,229	3,908,229

MEMBERS’ CAPITAL
Members (58,077.72 and 66,458.60 units outstanding at March 31, 2013 and December 31, 2012, respectively, unlimited units authorized)	66,494,139	66,494,139	75,382,045	75,382,045
Sponsor (8.12 units outstanding at March 31, 2013 and December 31, 2012, respectively, unlimited units authorized)	9,297	9,297	9,210	9,210
Total Members’ Capital	66,503,436	66,503,436	75,391,255	75,391,255

Total Liabilities and Members’ Capital	$69,897,736	$69,897,735	$79,299,484	$79,299,484
NET ASSET VALUE PER UNIT
Members	$1,144.916	$1,144.916	$1,134.271	$1,134.271
Sponsor	1,144.916	1,144.916	1,134.271	1,134.271

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Operations
For the three months ended March 31, 2013 and 2012
(Unaudited)

	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed
	Futures LLC (Aspect Series)	Futures LLC	Futures LLC (Aspect Series)	Futures LLC
	January 1, 2013	January 1, 2013	January 1, 2012	January 1, 2012
	through	through	through	through
	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$2,566	$2,566	$1,809	$1,809
Trading costs	(34,201)	(34,201)	(34,048)	(34,048)
Interest expense	(10,869)	(10,869)	(13,744)	(13,744)
Bank fees	—	—	—	—

Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(42,504)	(42,504)	(45,983)	(45,983)

SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(110,913)	(110,913)	(111,092)	(111,092)
Management fee	(366,424)	(366,424)	(426,105)	(426,105)
Performance fee	—	—	(170,487)	(170,487)
Sales commissions	(365,813)	(365,813)	(425,110)	(425,110)
Sponsor fee	(91,453)	(91,453)	(106,278)	(106,278)

Net investment income/(loss)	(934,603)	(934,603)	(1,239,072)	(1,239,072)

Total net investment income/(loss)	(977,107)	(977,107)	(1,285,055)	(1,285,055)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	1,873,709	1,873,709	2,975,617	2,975,617
Net increase/(decrease) in unrealized appreciation/(depreciation)	(144,188)	(144,188)	(1,254,515)	(1,254,515)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	1,729,521	1,729,521	1,721,102	1,721,102

Net increase/(decrease) in net assets resulting from operations	$752,414	$752,414	$436,047	$436,047

Weighted average number of units outstanding	62,016	62,016	63,506	63,506

Net income/(loss) per weighted average unit	$12.13	$12.13	$6.87	$6.87

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Changes in Members’ Capital
For the three months ended March 31, 2013 and 2012
(Unaudited)

For the three months ended March 31, 2013	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2013	$75,382,045	66,458.60	$9,210	8.12	$75,391,255	66,466.72	$75,391,255	66,466.72
Members’ subscriptions	771,201	677.19	—	—	771,201	677.19	771,201	677.19
Members’ redemptions	(10,411,434)	(9,058.07)	—	—	(10,411,434)	(9,058.07)	(10,411,434)	(9,058.07)
Net investment income/(loss)	(976,982)	—	(125)	—	(977,107)	—	(977,107)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	1,729,309	—	212	—	1,729,521	—	1,729,521	—
Members’ capital at March 31, 2013	$66,494,139	58,077.72	$9,297	8.12	$66,503,436	58,085.84	$66,503,436	58,085.84

Net asset value per unit at January 1, 2013	$1,134.271		$1,134.271
Change in net asset value per unit	10.645		10.645
Net asset value per unit at March 31, 2013	$1,144.916		$1,144.916

For the three months ended March 31, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	5,761,420	4,385.37	—	—	5,761,420	4,385.37	5,761,420	4,385.37
Members’ redemptions	(1,288,664)	(973.88)	—	—	(1,288,664)	(973.88)	(1,288,664)	(973.88)
Net investment income/(loss)	(1,284,892)	—	(163)	—	(1,285,055)	—	(1,285,055)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	1,720,879	—	223	—	1,721,102	—	1,721,102	—
Members’ capital at March 31, 2012	$84,991,864	65,066.01	$10,607	8.12	$85,002,471	65,074.13	$85,002,471	65,074.13

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	7.340		7.340
Net asset value per unit at March 31, 2012	$1,306.241		$1,306.241

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Subsequent to December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of March 31, 2013 and December 31, 2012, the Aspect Series held an interest in the Master Fund of approximately 84% and 86%, respectively.

The Master Fund engages in the speculative trading of U.S. and foreign futures and forward currency contracts (collectively, “derivatives”) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. Credit Suisse Securities (USA) LLC acts as the Series futures clearing broker and Credit Suisse AG acts as the foreign exchange clearing broker of the Master Fund. The Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on October 26, 2006 and commenced trading on March 16, 2007. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the SEC to register the units of limited liability company interest (“Units”), which registration became effective October 17, 2006.

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of March 31, 2013 (unaudited) and December 31, 2012 and the results of its operations and its changes in members’ capital for the three months ended March 31, 2013 and 2012 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of March 31, 2013 and 2012, and December 31, 2012, the Aspect Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. In accordance with Financial Accounting Standards Board Accounting Standards Codification 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Due from Sponsor

Represents amounts due from the Sponsor for over payment of fees. As of March 31, 2013 and December 31, 2012, there was a receivable of $29,498 and $0, respectively, from the Sponsor.

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for Units effective subsequent to period end.

Redemptions payable

Redemptions payable are Unit redemptions effective March 31, 2013 and December 31, 2012 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of March 31, 2013 and December 31, 2012, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Platform or by the Series) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $9,899 and $33,331 for the three months ended March 31, 2013 and March 31, 2012, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value for all other purposes (see below). The Series incurred sales commissions of $365,813 and $425,110 for the three months ended March 31, 2013 and 2012, respectively, and accrued $98,453 and $113,574 owed to UBS FS and $17,383 and $17,980 owed to Credit Suisse Securities LLC at March 31, 2013 and December 31, 2012, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04167 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, including interest income after deducting the management fee and accrued performance fee, if any, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $91,453 and $106,278 for the three months ended March 31, 2013 and 2012, respectively, and accrued $0 and $10,120 payable to the Sponsor at March 31, 2013 and December 31, 2012, respectively.

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

Aspect Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.00	$1,000.00
March 31, 2007	$7,805,411	$7,479,686	7,760.62	1,005.772	963.801
June 30, 2007	13,409,546	13,100,248	11,988.08	1,118.573	1,092.773
September 30, 2007	18,932,687	18,639,817	18,241.85	1,037.871	1,021.816
December 31, 2007	16,034,264	15,757,821	14,700.02	1,090.765	1,071.959
March 31, 2008	20,507,363	20,247,348	17,025.49	1,204.509	1,189.237
June 30, 2008	50,168,558	49,924,971	40,063.82	1,252.216	1,246.136
September 30, 2008	59,013,279	58,786,119	52,463.77	1,124.839	1,120.509
December 31, 2008	71,216,262	71,005,529	53,002.45	1,343.641	1,339.665
March 31, 2009	66,062,490	65,868,185	50,663.64	1,303.950	1,300.108
June 30, 2009	48,597,098	48,419,221	43,344.52	1,121.182	1,117.074
September 30, 2009	65,446,804	65,285,354	55,797.55	1,172.933	1,170.040
December 31, 2009	59,653,082	59,508,061	52,355.78	1,139.379	1,136.609
March 31, 2010	61,712,630	61,584,035	52,710.17	1,170.792	1,168.352
June 30, 2010	58,685,934	58,573,769	50,598.99	1,159.824	1,157.607
September 30, 2010	62,864,771	62,769,033	51,344.51	1,224.372	1,222.507
December 31, 2010	63,929,433	63,850,122	50,286.04	1,271.316	1,269.739
March 31, 2011	69,735,670	69,672,788	55,107.50	1,265.448	1,264.307
June 30, 2011	70,137,681	70,091,226	57,603.59	1,217.592	1,216.786
September 30, 2011	75,178,811	75,148,782	56,985.40	1,319.265	1,318.738
December 31, 2011	80,107,270	80,093,668	61,662.64	1,299.122	1,298.901
March 31, 2012	85,002,471	85,002,471	65,074.13	1,306.241	1,306.241
June 30, 2012	85,311,103	85,311,103	68,261.84	1,249.763	1,249.763
September 30, 2012	83,552,421	83,552,421	69,662.22	1,199.393	1,199.393
December 31, 2012	75,391,255	75,391,255	66,466.72	1,134.271	1,134.271
March 31, 2013	66,503,436	66,503,436	58,085.84	1,144.916	1,144.916

Total return after performance fee, from the commencement of operations through the period ended March 31, 2013				14.49%	14.49%

* Commencement of operations of the Series was March 16, 2007

(4)	Advisory Agreement

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

Under signed agreement, the Trading Advisor for the Series receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $366,424 and $426,105 for the three months ended March 31, 2013 and 2012, respectively, and no amounts were accrued and owed to the Trading Advisor at March 31, 2013 and December 31, 2012, respectively.

Also, under signed agreement, the series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 and $170,487 during the three months ended March 31, 2013 and 2012, respectively, no amounts were accrued and owed to the Trading Advisor at March 31, 2013 and December 31, 2012, respectively.

As the management and performance fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of management and performance fees owed to the Trading Advisor as of March 31, 2013 and December 31, 2012 are reflected on the Master Fund’s Statements of Financial Condition as payable to Trading Advisor.

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

At March 31, 2013 and December 31, 2012, the Series did not have direct commitments to buy or sell financial instruments, including derivative instruments. The Series has indirect commitments that arise through the positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at March 31, 2013 and December 31, 2012 is limited to the fair value of its investment in the Master Fund.

(6)	Administration

AlphaMetrix360, LLC (“AlphaMetrix360”), a related party to the Sponsor, serves as the administrator (the “Administrator”) for the Platform and Series. The Administrator is responsible for certain clerical and administrative functions of the Platform and Series, including acting as registrar and transfer agent, calculation of the NAV based on valuations provided by the Trading Advisor and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV).

(7)	NAV Verification Agent

Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as the NAV Verification Agent and perform certain net asset value verification procedures for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator.

(8)	Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2013 and 2012, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

Regarding the information shown in the table below:

•	Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended March 31, 2013 and 2012. Total return is calculated as the change in the net asset value per Unit for the three months ended March 31, 2013 and 2012 and is not annualized.

•	The net investment loss and total expense ratios are computed based upon the weighted average net assets for the three months ended March 31, 2013 and 2012. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Members’ capital per Unit at beginning of period	$1,134.27	$1,298.90

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(15.20)	(20.16)
Net realized and unrealized gain on investments	25.85	27.50
Total from investment operations	10.65	7.34

Members’ capital per Unit at end of period	$1,144.92	$1,306.24

Total return:
Total return before performance fee	0.94%	0.77%
Performance fee	0.00%	(0.20%)
Total return after performance fee	0.94%	0.57%

Ratios to average Members’ capital
Net investment loss	(5.31%)	(5.53%)

Expenses:
Expenses	5.32%	5.34%
Performance fee	0.00%	0.20%
Total expenses	5.32%	5.54%

(9)	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the financial statements through the date the financial statements were issued. The sponsor has determined there are no material events that would require recognition of disclosure in or adjustment to the Series’ financial statements through this date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with GAAP, except with respect to estimated organizational and initial offering costs (which were being amortized over 60 months) as described in the “Notes to Financial Statements – (3) Related Party Transactions.” All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of March 31, 2013 and December 31, 2012 was restricted cash for margin requirements of $12,157,679 and $9,766,809, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash, futures, and forward currency contracts, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on March 16, 2007 through March 31, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $10,411,434 (9,058.07 units) and $1,288,664 (973.88 units) for the three months ended March 31, 2013 and 2012, respectively, of which $2,853,419 remained unpaid and is included in redemptions payable to investors in the Series at March 31, 2013.

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

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the fair values of the futures and forward contracts or the satisfaction of the obligations may exceed the amount recognized in the Master Fund’s Condensed Statement of Financial Condition, however, the Series exposure to such risk is limited to its investment in the Master Fund.

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

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Aspect Diversified Program (the “Program”). The Program applies a fully systematic and broadly diversified global trading system, which deploys multiple trading strategies that seeks to identify and exploit directional moves in market behavior of a broad range of global financial futures, commodity futures and over – the – counter derivative contracts including but not limited to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification. The Program seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The Program employs a fully automated system to collect process and analyze market data (including current and historical price data) and identify and exploit directional moves, or “trends”, in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales. Positions are taken according to the aggregate signal and are adjusted to control risk.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck Limited (“AHL”), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 148 employees and manages approximately $6 billion as of March, 2013. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading Advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of March 31, 2013, the Series had a capitalization of $75,391,255 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended March 31, 2013

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2013, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended March 31, 2013 with a year-to-date gain of 0.94%, based on the net asset value for all other purposes (see “Notes to Condensed Financial Statements – (3) Related Party Transactions”).

January 1, 2013 to March 31, 2013

The Series posted a 1.38% gain for the month ending March 31, 2013, a gain of 0.94% for the three months ended March 31, 2013 and an overall gain of 14.49% for the Series from the inception of trading on March 16, 2007 through March 31, 2013 (not annualized and based on net asset value per unit for all other purposes).

The Series returned 1.38% in March. At the start of the month, hopes of US economic growth together with continued support from global central banks boosted stock markets. The dominant news item during the second half of March was the banking crisis in Cyprus, causing the Series to give back some of its earlier gains from stock indices. By the end of the month, the reopening of banks in Cyprus reassured markets and stock indices ended the month as the top sector. Following the Japanese government’s upgrade to its economic assessment, and the confirmation of Haruhiko Kuroda as the new governor of the Bank of Japan, Japanese stock indices in particular made strong gains. Meanwhile, long positions in bonds were profitable as Eurozone uncertainty boosted safe haven demand. In currencies, the Series’ long exposure to the Mexican Peso made gains amid a strong outlook for the Mexican economy, and the Series also profited from continued Japanese Yen weakness in the first half of the month. However, losses came from the Series’ long EUR/GBP position as concerns over the contagion effects from Cyprus pushed the Euro lower. The energy sector performed negatively as prices of oil products fell following a combination of weak Chinese industrial production data and strong inventories. Short positions in other commodity markets including agricultural and industrial metals were profitable.

The Series posted a (3.56%) loss for the month ending February 28, 2013, a (0.44%) loss for the year to date as of February 28, 2013 and an overall gain of 12.93% for the Series from the inception of trading on March 16, 2007 to February 28, 2013 (not annualized).

The Series returned (3.56%) in February. Italy’s inconclusive elections coupled with a contraction of the euro area economy rekindled concerns about the region. The euro weakened, major bond yields decreased and southern European equities traded lower. In the United States, despite spending reductions coming into effect, the economy showed resilience. As a result the US Dollar strengthened along with North American equity markets. The Series’ net short exposure to the US dollar, in particular against the euro, dominated the losses in the currencies sector. In fixed income, gains predominantly came from the Series’ long exposures in Japanese and German bonds. However, short exposures to UK, Australian and longer maturity North American bonds incurred losses. The Series’ uniformly long exposures to stock indices made gains on North American and Japanese indices, but these were not enough to offset losses from Southern European and Chinese indices. The threat of a Chinese property slowdown coupled with weak European demand led to commodities generally selling off. The Series’ net long exposures to industrial metals dominated the losses in that sector. However, gains were made from the short gold exposure. Sluggish global demand, a stronger dollar and production of crude oil in the United States reaching a twenty year high ensured that the Series’ long exposures to the complex incurred the worst losses in February. However, snowstorms provided relief to drought stricken US wheat and bumper crops caused coffee and sugar to also trade lower making, the predominantly short agricultural sector the top performer last month.

The Series posted a 3.24% gain for the month of January 2013 and an overall gain of 17.10% for the Series from the inception of trading on March 16, 2007 to January 31, 2013 (not annualized).

The Series returned 3.24% in January. The year started with a healthy dose of risk appetite. This was caused by the end of political gridlock over spending cuts and tax increases in the United States, accelerating growth in China, better than expected global corporate profits and signs of a recovery in Europe. As a result investors moved away from the safety of bonds and into stocks and growth-sensitive commodities. The Series’ long exposures in stock indices, the oils complex and certain base metals, all contributed to gains. In particular, reformulated gasoline rallied strongly as the risk appetite was partnered with reducing inventories. However, as capital moved away from safe haven assets, the Series incurred losses from its net long bond exposures. German bonds dominated the losses as European sentiment continued to strengthen. However, exposure in this sector continued to reduce throughout the month. In currencies, a clear theme developed: a weakening Japanese Yen and a stronger Euro. The newly elected Japanese government recently pledged to aggressively tackle deflation while the Euro rally versus the USD has now extended to six months. On the back of this, the Series made gains from its short exposure to the Yen and long exposure to the Euro. Offsetting this, some losses came from the Series’ long Sterling exposure as the UK economy showed signs of stagnation.

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

The Series returned (1.95%) in March. As US labor data continued to surprise on the upside the US dollar strengthened, in particular against commodity currencies, leading to losses for the Series. Mid-month, the Fed upwardly revised the economic outlook for the US leading to a global sell-off in bonds which amounted to losses from the Series’ fixed income exposures. However, against this optimistic economic background, the Series made gains from its long stock index exposures. In Australia, as interest rates were left unchanged with rhetoric suggesting potential monetary easing in the near future, the Australian Dollar fell making it the Series’ worst performer. In commodities, the Series’ short position in natural gas made gains as continued warm weather and reports of high supplies pushed prices lower. This made energies the top sector for the month despite WTI crude falling following weak Chinese data and expectations of a coordinated release of strategic reserves. In agricultural, the Series’ short position in coffee made gains as prices fell on signs that output from Brazil and Vietnam will increase.

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

The Series returned a positive 0.93% in January. Attempts to resolve the Eurozone sovereign debt situation drove market sentiment for most of the month. Uncertainty stemming from the struggle by European leaders to reach agreement was punctuated by successful debt auctions, better than expected earnings from US banks and encouraging global economic data. Towards the end of the month the Federal Reserve forecast that US interest rates would remain low until the end of 2014, boosting US Treasuries, stock indices and gold. The US Dollar fell in response, to the benefit of the Series’ positions. Gains were also made on long fixed income positions. In particular, Euribor futures rose amid the prospect of further liquidity injections by the ECB. The rise in global stock markets resulted in losses from short positions, especially in Asian indices. Notably, Chinese indices were also driven upwards by speculation of further monetary easing by The People’s Bank of China. In commodities, losses were made from short positions in agricultural and metals. Cocoa and wheat prices rose amid forecasts of unfavorable weather, while zinc and aluminium prices rallied following encouraging Chinese trade data and the prospect of output reductions. Natural gas meanwhile continued to trend lower, making the Series’ short position the top performer. Additional gains in energies came from the Series’ long position in Reformulated Gasoline, the price of which rallied on reports of US refinery shutdowns.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)	Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the first quarter of 2013:

		Redemption Date Net Asset Value per Unit for
Month	Units Redeemed	All Other Purposes

January 31, 2013	3,440.89	$ 1,170.966
February 28, 2013	3,124.93	$ 1,129.259
March 31, 2013	2,492.25	$ 1,144.916

Total	9,058.07

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.

***2.1	Assignment Agreement

*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.

****3.2	Amended and Restated Limited Liability Company Operating Agreement

****3.3	Amended and Restated Separate Series Agreement for the Series.

****10.13	Advisory Agreement.

*10.5	Form of Customer Agreement.

**10.6	Form of Subscription Agreement.

****10.12	General Assignment and Assumption Agreement

****10.15	Representation Letter.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) (unaudited) for the three months ended March 31, 2013 and 2012.

*****101.INS	XBRL Instance Document

*****101.SCH	XBRL Taxonomy Extension Schema

*****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*****101.DEF	XBRL Taxonomy Extension Definition Linkbase

*****101.LAB	XBRL Taxonomy Extension Label Linkbase

*****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 15, 2013

ALPHAMETRIX MANAGED FUTURES LLC

By: AlphaMetrix, LLC

Sponsor

By:	/s/ Aleks Kins
Name: Aleks Kins
Title: President and Chief Executive Officer
- 20 -