Form 10-Q
period 2013-06-30
AlphaMetrix Managed Futures LLC
filed 2013-08-14
CIK 1373179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐     No ☒

ii

ALPHAMETRIX MANAGED FUTURES LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2013 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Financial Condition
As of June 30, 2013 (Unaudited) and December 31, 2012

	AlphaMetrix Managed Futures LLC (Aspect Series) June 30, 2013	AlphaMetrix Managed Futures LLC June 30, 2013	AlphaMetrix Managed Futures LLC (Aspect Series) December 31, 2012	AlphaMetrix Managed Futures LLC December 31, 2012
ASSETS
Investment in AlphaMetrix Aspect Fund - MT0001, at fair value	$56,950,408	$56,950,408	$63,194,749	$63,194,749
Cash at bank	1,771,683	1,771,683	16,104,735	16,104,735
Due from Master Fund	1,640,500	1,640,500	—	—

Total Assets	$60,362,591	$60,362,591	$79,299,484	$79,299,484
LIABILITIES
REDEMPTIONS PAYABLE	$2,193,797	$2,193,797	$3,376,506	$3,376,506
SUBSCRIPTIONS RECEIVED IN ADVANCE	110,280	110,280	259,715	259,715
PAYABLES:
Accrued sales commission	100,255	100,255	131,554	131,554
Accrued sponsor’s fee	251	251	10,120	10,120
Accrued operating costs and administrative fee	123,922	123,922	130,334	130,334

Total Liabilities	2,528,505	2,528,505	3,908,229	3,908,229
MEMBERS’ CAPITAL
Members (52,335.17 and 66,458.60 units outstanding at June 30, 2013 and December 31, 2012, respectively, unlimited units authorized)	57,825,114	57,825,114	75,382,045	75,382,045
Sponsor (8.12 units outstanding at June 30, 2013 and December 31, 2012, respectively, unlimited units authorized)	8,972	8,972	9,210	9,210
Total Members’ Capital	57,834,086	57,834,086	75,391,255	75,391,255

Total Liabilities and Members’ Capital	$60,362,591	$60,362,591	$79,299,484	$79,299,484
NET ASSET VALUE PER UNIT
Members	$1,104.900	$1,104.900	$1,134.271	$1,134.271
Sponsor	1,104.900	1,104.900	1,134.271	1,134.271

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

	AlphaMetrix Managed Futures LLC (Aspect Series) April 1, 2013 through June 30, 2013	AlphaMetrix Managed Futures LLC April 1, 2013 through June 30, 2013	AlphaMetrix Managed Futures LLC (Aspect Series) January 1, 2013 through June 30, 2013	AlphaMetrix Managed Futures LLC January 1, 2013 through June 30, 2013
NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$2,191	$2,191	$4,757	$4,757
Trading costs	(37,008)	(37,008)	(71,209)	(71,209)
Interest expense	(13,485)	(13,485)	(24,354)	(24,354)
Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(48,302)	(48,302)	(90,806)	(90,806)
SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(109,213)	(109,213)	(220,126)	(220,126)
Management fee	(319,302)	(319,302)	(685,726)	(685,726)
Sales commissions	(318,771)	(318,771)	(684,584)	(684,584)
Sponsor fee	(79,693)	(79,693)	(171,146)	(171,146)
Net investment income/(loss)	(826,979)	(826,979)	(1,761,582)	(1,761,582)
Total series net investment income/(loss)	(875,281)	(875,281)	(1,852,388)	(1,852,388)
REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(2,771,934)	(2,771,934)	(898,225)	(898,225)
Net increase/(decrease) in unrealized appreciation/(depreciation)	1,484,846	1,484,846	1,340,658	1,340,658
Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,287,088)	(1,287,088)	442,433	442,433

Net increase/(decrease) in net assets resulting from operations	$(2,162,369)	$(2,162,369)	$(1,409,955)	$(1,409,955)

Weighted average number of units outstanding	55,113	55,113	58,633	58,633

Net income/(loss) per weighted average unit	$(39.24)	$(39.24)	$(24.05)	$(24.05)

(continued)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

	AlphaMetrix Managed Futures LLC (Aspect Series) April 1, 2012 through June 30, 2012	AlphaMetrix Managed Futures LLC April 1, 2012 through June 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series) January 1, 2012 through June 30, 2012	AlphaMetrix Managed Futures LLC January 1, 2012 through June 30, 2012
NET INVESTMENT INCOME ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001:
Interest income	$9,351	$9,351	$11,160	$11,160
Trading costs	(39,046)	(39,046)	(73,094)	(73,094)
Interest expense	(10,083)	(10,083)	(23,827)	(23,827)
Net investment income allocated from AlphaMetrix Aspect Fund - MT0001	(39,778)	(39,778)	(85,761)	(85,761)
SERIES NET INVESTMENT INCOME/(LOSS):
Operating expenses	(112,064)	(112,064)	(223,156)	(223,156)
Management fee	(444,058)	(444,058)	(870,163)	(870,163)
Performance fee	(2,806)	(2,806)	(173,293)	(173,293)
Sales commissions	(443,313)	(443,313)	(868,423)	(868,423)
Sponsor fee	(110,828)	(110,828)	(217,106)	(217,106)
Net investment income/(loss)	(1,113,069)	(1,113,069)	(2,352,141)	(2,352,141)
Total series net investment income/(loss)	(1,152,847)	(1,152,847)	(2,437,902)	(2,437,902)
REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX ASPECT FUND - MT0001
Net realized gain/(loss)	(177,674)	(177,674)	2,797,943	2,797,943
Net increase/(decrease) in unrealized appreciation/(depreciation)	(2,609,605)	(2,609,605)	(3,864,120)	(3,864,120)
Total realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(2,787,279)	(2,787,279)	(1,066,177)	(1,066,177)

Net increase/(decrease) in net assets resulting from operations	$(3,940,126)	$(3,940,126)	$(3,504,079)	$(3,504,079)

Weighted average number of units outstanding	67,698	67,698	65,774	65,774

Net income/(loss) per weighted average unit	$(58.20)	$(58.20)	$(53.27)	$(53.27)

(concluded)

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC
Condensed Statements of Changes in Members’ Capital
For the six months ended June 30, 2013 and 2012
(Unaudited)

For the six months ended June 30, 2013	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2013	$75,382,045	66,458.60	$9,210	8.12	$75,391,255	66,466.72	$75,391,255	66,466.72
Members’ subscriptions	1,425,664	1,244.86	—	—	1,425,664	1,244.86	1,425,664	1,244.86
Members’ redemptions	(17,572,878)	(15,368.29)	—	—	(17,572,878)	(15,368.29)	(17,572,878)	(15,368.29)
Net investment income/(loss)	(1,852,137)	—	(251)	—	(1,852,388)	—	(1,852,388)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	442,420	—	13	—	442,433	—	442,433	—
Members’ capital at June 30, 2013	$57,825,114	52,335.17	$8,972	8.12	$57,834,086	52,343.29	$57,834,086	52,343.29

Net asset value per unit at January 1, 2013	$1,134.271		$1,134.271
Change in net asset value per unit	(29.371)		(29.371)
Net asset value per unit at June 30, 2013	$1,104.900		$1,104.900

For the six months ended June 30, 2012	AlphaMetrix Managed Futures LLC (Aspect Series)						AlphaMetrix Managed
	Members		Sponsor		Total		Futures LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$80,083,121	61,654.52	$10,547	8.12	$80,093,668	61,662.64	$80,093,668	61,662.64
Members’ subscriptions	12,662,510	9,651.45	—	—	12,662,510	9,651.45	12,662,510	9,651.45
Members’ redemptions	(3,940,996)	(3,052.24)	—	—	(3,940,996)	(3,052.24)	(3,940,996)	(3,052.24)
Net investment income/(loss)	(2,437,602)	—	(300)	—	(2,437,902)	—	(2,437,902)	—
Net realized and unrealized gain/(loss) allocated from AlphaMetrix Aspect Fund - MT0001	(1,066,078)	—	(99)	—	(1,066,177)	—	(1,066,177)	—
Members’ capital at June 30, 2012	$85,300,955	$68,253.73	$10,148	8.12	$85,311,103	68,261.85	$85,311,103	68,261.85

Net asset value per unit at January 1, 2012	$1,298.901		$1,298.901
Change in net asset value per unit	(49.138)		(49.138)
Net asset value per unit at June 30, 2012	$1,249.763		$1,249.763

See notes to financial statements and the financial statements of AlphaMetrix Aspect Fund - MT0001, attached as exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012 AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Aspect Series invests substantially all of its assets in AlphaMetrix Managed Futures (Aspect) LLC, previously UBS Managed Futures (Aspect) LLC (the “Trading Fund”). The Trading Fund then invests a substantial portion of its assets in AlphaMetrix Aspect Fund – MT0001 (the “Master Fund”) which is advised by Aspect Capital Limited (the “Trading Advisor”). On August 30, 2009, the Trading Fund ceased operations and as of September 1, 2009, the Aspect Series invested directly into the Master Fund. As of December 1, 2009, another fund operated by the Sponsor invested in the Master Fund. Prior to December 31, 2010, the Aspect Series and the Master Fund were consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Subsequent to December 31, 2010, the Aspect Series and Master Fund are no longer consolidated. As of June 30, 2013 and December 31, 2012, the Aspect Series held an interest in the Master Fund of approximately 82% and 86%, respectively.

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

The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition as of June 30, 2013 (unaudited) and December 31, 2012 and the results of its operations and its changes in members’ capital for the six months ended June 30, 2013 and 2012 (unaudited). These condensed financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the Aspect Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2013 and 2012, and December 31, 2012, the Aspect Series exists as the only segregated series on the Platform.

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

Redemptions payable

Redemptions payable are Unit redemptions effective June 30, 2013 and December 31, 2012 but paid subsequent to that date.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. As of June 30, 2013 and December 31, 2012, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Subscriptions

Units are purchased generally at the beginning of each calendar month based on the net asset value per Unit calculated for the prior month-end.

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

Each Member or Member-related account is subject to an upfront, waivable placement fee of 0%-2% of the subscription price of the Units, which will be paid once by the relevant Member (not by the Platform or by the Series) on each of such Member’s subscriptions to the Series to UBS Financial Services Inc. (“UBS FS”), an affiliate of the former sponsor (see Note 1). The placement fee payable on such initial subscription is deducted from the subscription amount by UBS FS. Upfront placement fees of $8,037 and $17,936 and $79,010 and $112,341 for the three and six months ended June 30, 2013 and June 30, 2012, respectively, were deducted from proceeds received from the Members.

Members are subject to an ongoing sales commission paid to UBS FS and Credit Suisse Securities LLC, equal to 2% per annum of the month-end net asset value. The Series incurred sales commissions of $318,771 and $684,584 and $443,313 and $868,423 for the three and six months ended June 30, 2013 and 2012, respectively, and accrued $86,816 and $113,574 owed to UBS FS and $13,439 and $17,980 owed to Credit Suisse Securities LLC at June 30, 2013 and December 31, 2012, respectively. UBS FS or Credit Suisse Securities LLC, in consultation with the Sponsor, may waive or reduce the sales commission for certain Members without entitling any other Member to such waiver or reduction.

Additionally, effective January 1, 2008, 0.50% of the 2.0% management fee is shared by the Trading Advisor with UBS FS (refer to Note (4) for further details on the management fee).

The Sponsor receives a monthly sponsor fee of 0.04167 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value, including interest income after deducting the management fee and accrued performance fee, if any, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee at its sole discretion. The Series incurred Sponsor’s fees of $79,693 and $171,146 and $110,828 and $217,106 for the three and six months ended June 30, 2013 and 2012, respectively, and accrued $251 and $10,120 payable to the Sponsor at June 30, 2013 and December 31, 2012, respectively.

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

Under signed agreement, the Trading Advisor for the Series receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Series’ month-end net asset value calculated before reduction for any management fees, performance fees, sponsor’s fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $319,302 and $685,726 and $444,058 and $870,163 for the three and six months ended June 30, 2013 and 2012, respectively, and no amounts were accrued and owed to the Trading Advisor at June 30, 2013 and December 31, 2012, respectively.

Also, under signed agreement, the series pays to the Trading Advisor a quarterly performance fee equal to 20% of the new net trading profits, if any, of the Series calculated before deducting the administrative fee, the sponsor’s fee and sales commission but after deducting the management fee. The Series incurred performance fees of $0 and $0 and $2,806 and $173,293 during the three and six months ended June 30, 2013 and 2012, respectively, no amounts were accrued and owed to the Trading Advisor at June 30, 2013 and December 31, 2012, respectively.

As the management and performance fees are paid out of the Master Fund, via a redemption by the Series from the Master Fund, the amounts of management and performance fees owed to the Trading Advisor as of June 30, 2013 and December 31, 2012 are reflected on the Master Fund’s Statements of Financial Condition as payable to Trading Advisor.

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

At June 30, 2013 and December 31, 2012, the Series did not have direct commitments to buy or sell financial instruments, including derivative instruments. The Series has indirect commitments that arise through the positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at June 30, 2013 and December 31, 2012 is limited to the fair value of its investment in the Master Fund.

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

The following financial highlights show the Series’ financial performance for the six months ended June 30, 2013 and 2012, respectively, in the table below. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period-a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the condensed financial statements.

Regarding the information shown in the table below:

•	Per Unit operating performance is computed based upon the weighted‑average net Units for the periods ended June 30, 2013 and 2012. Total return is calculated as the change in the net asset value per Unit for the six months ended June 30, 2013 and 2012 and is not annualized.

•	The net investment loss and total expense ratios are computed based upon the weighted average net assets for the six months ended June 30, 2013 and 2012. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Members’ capital per Unit at beginning of period	$1,134.27	$1,298.90

Per Unit data (for a unit outstanding throughout the period)
Net investment loss	(30.45)	(37.06)
Net realized and unrealized gain on investments	1.08	(12.08)
Total from investment operations	(29.37)	(49.14)

Members’ capital per Unit at end of period	$1,104.90	$1,249.76

Total return:
Total return before performance fee	(2.59%)	(3.58%)
Performance fee	0.00%	(0.20%)
Total return after performance fee	(2.59%)	(3.78%)

Ratios to average Members’ capital
Net investment loss	(5.34%)	(5.49%)

Expenses:
Expenses	5.36%	5.31%
Performance fee	0.00%	0.20%
Total expenses	5.36%	5.51%

(9)	Subsequent Events

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

All figures and performance returns noted in this Item 2 are based on the net asset value. All figures and performance returns communicated to investors are based on the net asset value per Unit.

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

A portion of the assets maintained at the Master Fund’s Clearing Broker is restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2013 and December 31, 2012 was restricted cash for margin requirements of $6,787,276 and $9,766,809, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

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

The Series processed redemptions on a monthly basis. The Series incurred redemptions of $17,572,878 (15,368.29 units) and $3,940,996 (3,052.24 units) for the six months ended June 30, 2013 and 2012, respectively, of which $2,193,797 remained unpaid and is included in redemptions payable to investors in the Series at June 30, 2013.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck Limited (“AHL”), now part of Man Group plc, where they advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 150 employees and manages approximately $6.2 billion as of June, 2013. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since October 1999, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. The Trading Advisor has also been registered with NFA as a principal of its commodity trading advisor subsidiary Aspect Capital Inc. since August 2004. The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.

The Series commenced trading activities March 16, 2007 with an initial capitalization of $7,760,620, of which $5,000,000 was contributed by the Trading Advisor as seed capital. On December 31, 2007 the Trading Advisor redeemed the full value of its seed capital. As of June 30, 2013, the Series had a capitalization of $57,834,086 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ended June 30, 2013

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2013, and not necessarily an indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The Series ended June 30, 2013 with a year-to-date loss of (2.59%).

April 1, 2013 to June 30, 2013

The Series posted a 0.11% gain for the month ending June 30, 2013, a loss of (3.50%) and (2.59%) for the three and six months ended June 30, 2013 and an overall gain of 10.49% for the Series from the inception of trading on March 16, 2007 through June 30, 2013 (not annualized).

The Series returned 0.11% in June. The main macro theme which dominated the month concerned Federal Open Market Committee (“FOMC”) rhetoric surrounding a phasing out of bond purchases should risks to the United States economy continue to abate. Markets chose to ignore the good news embedded in these comments and this resulted in the slightly unusual combination of equities, bonds and commodities all selling off together. The Series’ established short positions across both precious and industrial metals contributed strongly as prices continued to fall, with gold at one point trading below USD1,200. In stock indices, gains from newly opened short exposures to some emerging markets were not enough to offset the losses incurred from reducing longs in the rest of the sector. The Series’ positioning in the fixed income sectors switched to a net short during the month, and thus contributed positively to performance. These profits came predominantly from short exposures to UK, Canadian and longer maturity US bonds. There were however some losses from the Series’ few remaining long bond and rates exposures, in particular in Australia. In currencies, a reversal in the recent US Dollar weakness led to losses against the Yen and Sterling. However, the Series’ short Norwegian Krone position was profitable.

Energies also proved challenging for the strategy in June as oil markets stayed range-bound. Agricultural markets were profitable, capturing continued trends on the short side in grains such as wheat and corn and in coffee.

The Series posted a (6.72%) loss for the month ending May 31, 2013, a (2.70%) loss for the year to date as of May 31, 2013 and an overall gain of 10.37% for the Series from the inception of trading on March 16, 2007 to May 31, 2013 (not annualized).

The Series returned (6.72%) in May. Gains came from long positions in stock indices, which rose at the start of the month following central bank actions and announcements. Strong global economic data also helped bolster risk appetite, causing bond markets to sell off against the Series’ long positions. The second half of the month was dominated by uncertainty over the future of the Fed’s asset purchase programme, causing the Series to give back some of its gains from stock indices and accelerating the sell-off in government bonds. The US Dollar rose, in particular against the Japanese Yen leading to profits from the Series’ short Yen exposure. The New Zealand and Australian Dollars also fell against the US Dollar, causing losses for the Series after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength, and the Reserve Bank of Australia cut interest rates. Short positions in gold and silver were profitable, as prices fell largely in response to the US Dollar’s strength. In the energies sector, losses came from the long natural gas position as much higher than expected inventories in the US triggered a sell-off. Finally, in agriculturals the Series’ short sugar position was profitable as forecasts of large crop yields pushed prices lower.

The Series posted a 3.34% return for the month ending April 30, 2013, a 4.31% gain for the year to date as of April 30, 2013 and an overall gain of 18.31% for the Series from the inception of trading on March 16, 2007 to April 30, 2013 (not annualized).

The Series returned 3.34% in April. Returns made in April were mainly driven by profits from the metals sector. The Series’ established short positions in precious metals dominated performance when prices collapsed in the middle of the month: the gold price saw its largest two-day drop in 30 years, as fears emerged that Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Another factor was a reduction in inflation concerns following April’s FOMC minutes which showed a possible early end to QE. This helped foster a generally positive economic outlook which, combined with some strong corporate earnings results, propelled stock markets higher. This benefited the Series’ long positions where Japanese indices again led performance. Government bond positions in Japan suffered, as a sharp single-day correction caused some of the recent profits to be given back. However, the long positions in the remainder of the bonds sector were more successful, led by European markets - where speculation of an European Central Bank (“ECB”) rate cut pushed German yields down towards their lowest ever levels. In currencies, the short Yen and long New Zealand Dollar positions continued to generate profits but high unemployment and dovish interest rate forecasts in Sweden led to a reversal in the Krona’s recent strength. Finally, the other commodity sectors struggled: despite profits from the long natural gas positions, the energies sector suffered from declining oil prices and agriculturals saw losses from short positions in wheat and other grains markets.

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

The Series ended March 31, 2013 with a year-to-date gain of 0.94%,

January 1, 2013 to March 31, 2013

The Series posted a 1.38% gain for the month ending March 31, 2013, a gain of 0.94% for the three months ended March 31, 2013 and an overall gain of 14.49% for the Series from the inception of trading on March 16, 2007 through March 31, 2013 (not annualized).

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

The Series ended June 30, 2012 with a year-to-date loss of (3.80%).

April 1, 2012 to June 30, 2012

The Series posted a (5.04%) loss for the month ending June 30, 2012, a loss of (4.32%) and (3.80%) for the three and six months ended June 30, 2012 and an overall gain of 24.98% for the Series from the inception of trading on March 16, 2007 through June 30, 2012 (not annualized).

The Series returned (5.04%) in June. The majority of the month’s losses occurred on the last trading day as European leaders agreed to ease repayment rules for Spanish banks and help reduce Italy’s borrowing costs. Broadly, the month was characterised by a return of risk appetite amid expectations that central banks would act to help spur growth. Most stock indices, metals and agriculturals prices rose over the month, while fixed income and the US Dollar declined, resulting in losses for the Series. In currencies, losses came from the Series’ short Euro position against the US Dollar. However gains were made from other Euro based cross pairs as currencies such as the Swedish Krona, Polish Zloty and Hungarian Forint continued to be supported by Eurozone uncertainty. Fixed income sectors contributed negatively with losses dominated by long positions in German government bonds. US Treasuries also declined following the Federal Reserve’s decision to extend ‘Operation Twist’ rather than provide a more aggressive form of easing. The Series’ long position in Short Sterling performed well following the Bank of England’s plans to ease credit conditions. In energies, natural gas prices surged following reports of smaller than expected inventories and above average temperatures in the US. The Series’ losses from natural gas were slightly offset by gains from short positions in crude oil as prices declined following weak US and European employment data. Finally, in agriculturals, losses sustained from the net short position in the sector were lessened by long positions held in the soy complex which gained as news of low soil-moisture levels in the US drove grain prices higher.

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

The Series ended March 31, 2012 with a year-to-date gain of 0.55%.

January 1, 2012 to March 31, 2012

The Series posted a (1.95%) loss for the month ending March 31, 2012, a gain of 0.55% for the three months ended March 31, 2012 and an overall gain of 30.62% for the Series from the inception of trading on March 16, 2007 through March 31, 2012 (not annualized).

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

The Series returned 1.60% in February. The energies sector was the outstanding performer this month as increased global demand and Iranian-induced supply-stresses meant the oil complex rallied strongly. In financial markets, better than expected US labour data, lessening fears of European systemic risk and further liquidity provision by central banks created a bullish sentiment amongst market participants. In Europe, the Bank of England provided yet more quantitative easing with rhetoric suggesting the potential for further rounds. Meanwhile, the European Central Bank’s long-term refinancing operation was much anticipated and over-subscribed when it finally occurred. As a result, world equity markets rallied to the Series’ benefit. However, bonds traded lower incurring losses from the Series’ reducing long exposures.

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

The Series returned 0.93% in January. Attempts to resolve the Eurozone sovereign debt situation drove market sentiment for most of the month. Uncertainty stemming from the struggle by European leaders to reach agreement was punctuated by successful debt auctions, better than expected earnings from US banks and encouraging global economic data. Towards the end of the month the Federal Reserve forecast that US interest rates would remain low until the end of 2014, boosting US Treasuries, stock indices and gold. The US Dollar fell in response, to the benefit of the Series’ positions. Gains were also made on long fixed income positions. In particular, Euribor futures rose amid the prospect of further liquidity injections by the ECB. The rise in global stock markets resulted in losses from short positions, especially in Asian indices. Notably, Chinese indices were also driven upwards by speculation of further monetary easing by The People’s Bank of China. In commodities, losses were made from short positions in agricultural and metals. Cocoa and wheat prices rose amid forecasts of unfavorable weather, while zinc and aluminium prices rallied following encouraging Chinese trade data and the prospect of output reductions. Natural gas meanwhile continued to trend lower, making the Series’ short position the top performer. Additional gains in energies came from the Series’ long position in Reformulated Gasoline, the price of which rallied on reports of US refinery shutdowns.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Platform’s and the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)	Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the first quarter of 2013:

Month	Units Redeemed	Redemption Date Net Asset Value per Unit

April 30, 2013	2,447.87	$1,183.117
May 31, 2013	1,876.83	$1,103.740
June 30, 2013	1,985.52	$1,104.900

Total	6,310.22

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

**1.1	Selling Agreement.

***2.1	Assignment Agreement

*3.1	Certificate of Formation of AlphaMetrix Managed Futures LLC.

****3.2	Amended and Restated Limited Liability Company Operating Agreement

****3.3	Amended and Restated Separate Series Agreement for the Series.

****10.13	Advisory Agreement.

Exhibit Number	Description of Document

*10.5	Form of Customer Agreement.

**10.6	Form of Subscription Agreement.

****10.12	General Assignment and Assumption Agreement

****10.15	Representation Letter.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31. 2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix Aspect Fund – MT0001 (Master Fund) (unaudited) for the three and six months ended June 30, 2013 and 2012.

*****101.INS	XBRL Instance Document

*****101.SCH	XBRL Taxonomy Extension Schema

*****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*****101.DEF	XBRL Taxonomy Extension Definition Linkbase

*****101.LAB	XBRL Taxonomy Extension Label Linkbase

*****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2013

ALPHAMETRIX MANAGED FUTURES LLC

By: AlphaMetrix, LLC
Sponsor

By:	/s/ Aleks Kins
Name: Aleks Kins
Title: President and Chief Executive Officer
- 23 -